Form 10-Q
period 2023-06-30
CME GROUP INC.
filed 2023-08-02
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
                                                 Yes   ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of July 12, 2023 was as follows: 359,746,203 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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
•the impact of CME Group pricing and incentive changes;
•the impact of aggregation services and internalization on trade flow and volumes;
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

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,880.1	$2,720.1
Marketable securities	106.7	96.0
Accounts receivable, net of allowance of $7.5 and $8.1	599.4	483.2
Other current assets (includes $5.2 and $4.9 in restricted cash)	538.3	529.8
Performance bonds and guaranty fund contributions	113,241.6	135,249.2
Total current assets	116,366.1	139,078.3
Property, net of accumulated depreciation and amortization of $874.1 and $1,145.2	430.1	455.5
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	3,160.3	3,269.7
Goodwill	10,490.7	10,482.5
Other assets (includes $0.0 and $0.1 in restricted cash)	3,674.2	3,714.4
Total Assets	$151,296.7	$174,175.7

Liabilities and Equity
Current Liabilities:
Accounts payable	$50.9	$121.4
Short-term debt	—	16.0
Other current liabilities	593.2	2,300.9
Performance bonds and guaranty fund contributions	113,241.6	135,249.2
Total current liabilities	113,885.7	137,687.5
Long-term debt	3,423.8	3,422.4
Deferred income tax liabilities, net	5,343.6	5,361.1
Other liabilities	825.8	826.0
Total Liabilities	123,478.9	147,297.0

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of June 30, 2023 and December 31, 2022; 4,584 issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at June 30, 2023 and December 31, 2022; 358,978 and 358,929 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	22,307.6	22,261.6
Retained earnings	5,606.8	4,746.8
Accumulated other comprehensive income (loss)	(100.2)	(133.3)
Total CME Group Shareholders’ Equity	27,817.8	26,878.7
Total Liabilities and Equity	$151,296.7	$174,175.7
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Clearing and transaction fees	$1,118.3	$1,024.6	$2,318.5	$2,162.7
Market data and information services	163.1	151.7	328.9	303.4
Other	78.8	60.9	154.4	117.7
Total Revenues	1,360.2	1,237.2	2,801.8	2,583.8
Expenses
Compensation and benefits	205.7	185.3	410.2	370.5
Technology	53.3	45.9	104.6	91.8
Professional fees and outside services	37.8	32.0	76.1	63.8
Amortization of purchased intangibles	57.0	57.1	113.8	115.5
Depreciation and amortization	32.3	33.0	64.2	66.5
Licensing and other fee agreements	78.2	83.1	162.9	164.0
Other	57.3	51.1	117.7	102.9
Total Expenses	521.6	487.5	1,049.5	975.0
Operating Income	838.6	749.7	1,752.3	1,608.8

Non-Operating Income (Expense)
Investment income	1,568.2	286.9	2,925.9	360.0
Interest and other borrowing costs	(40.2)	(39.9)	(80.1)	(82.4)
Equity in net earnings of unconsolidated subsidiaries	75.1	87.3	153.3	160.6
Other non-operating income (expense)	(1,425.3)	(217.3)	(2,578.1)	(264.0)
Total Non-Operating Income (Expense)	177.8	117.0	421.0	174.2
Income before Income Taxes	1,016.4	866.7	2,173.3	1,783.0
Income tax provision	238.8	204.2	511.9	409.5
Net Income	$777.6	$662.5	$1,661.4	$1,373.5
Net Income Attributable to Common Shareholders of CME Group	$767.8	$654.1	$1,640.5	$1,356.1

Earnings per Share Attributable to Common Shareholders of CME Group:
Basic	$2.14	$1.82	$4.57	$3.78
Diluted	2.14	1.82	4.56	3.78
Weighted Average Number of Common Shares:
Basic	358,940	358,641	358,937	358,625
Diluted	359,429	359,205	359,371	359,179
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$777.6	$662.5	$1,661.4	$1,373.5
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	(0.1)	(1.0)	0.3	(2.3)
Income tax benefit (expense)	—	0.3	(0.1)	0.6
Investment securities, net	(0.1)	(0.7)	0.2	(1.7)
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	(3.5)	(3.7)
Amortization of net actuarial (gains) losses included in compensation and benefits expense	—	0.3	—	0.6
Income tax benefit (expense)	—	(0.1)	0.9	0.8
Defined benefit plans, net	—	0.2	(2.6)	(2.3)
Derivative investments:
Reclassification of net unrealized (gains) losses to interest expense and other non-operating income (expense)	(0.7)	(0.9)	(1.9)	(0.1)
Income tax benefit (expense)	0.2	0.2	0.5	—
Derivative investments, net	(0.5)	(0.7)	(1.4)	(0.1)
Foreign currency translation:
Foreign currency translation adjustments	31.0	(58.5)	36.9	(81.1)
Foreign currency translation, net	31.0	(58.5)	36.9	(81.1)
Other comprehensive income (loss), net of tax	30.4	(59.7)	33.1	(85.2)
Comprehensive income	$808.0	$602.8	$1,694.5	$1,288.3
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Six Months Ended, June 30, 2023
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity
Balance at December 31, 2022	4,584	358,929	3	$22,265.2	$4,746.8	$(133.3)	$26,878.7
Net income					1,661.4		1,661.4
Other comprehensive income (loss)						33.1	33.1
Dividends on common and preferred stock of $2.20 per share					(801.4)		(801.4)
Vesting of issued restricted Class A common stock		8		(1.1)			(1.1)
Shares issued to Board of Directors		20		3.6			3.6
Shares issued under Employee Stock Purchase Plan		21		3.8			3.8
Stock-based compensation				39.7			39.7
Balance at June 30, 2023	4,584	358,978	3	$22,311.2	$5,606.8	$(100.2)	$27,817.8

	Quarter Ended, June 30, 2023
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity
Balance at March 31, 2023	4,584	358,931	3	$22,285.1	$5,229.9	$(130.6)	$27,384.4
Net income					777.6		777.6
Other comprehensive income (loss)						30.4	30.4
Dividends on common and preferred stock of $1.10 per share					(400.7)		(400.7)
Vesting of issued restricted Class A common stock		6		(0.8)			(0.8)
Shares issued to Board of Directors		20		3.6			3.6
Shares issued under Employee Stock Purchase Plan		21		3.8			3.8
Stock-based compensation				19.5			19.5
Balance at June 30, 2023	4,584	358,978	3	$22,311.2	$5,606.8	$(100.2)	$27,817.8

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Six Months Ended, June 30, 2022
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity
Balance at December 31, 2021	4,584	358,599	3	$22,193.9	$5,151.9	$53.5	$27,399.3
Net income					1,373.5		1,373.5
Other comprehensive income (loss)						(85.2)	(85.2)
Dividends on common stock of $2.00 per share					(727.9)		(727.9)
Exercise of stock options		1		0.1			0.1
Vesting of issued restricted Class A common stock		39		(5.3)			(5.3)
Shares issued to Board of Directors		19		4.0			4.0
Shares issued under Employee Stock Purchase Plan		19		3.8			3.8
Stock-based compensation				39.4			39.4
Balance at June 30, 2022	4,584	358,677	3	$22,235.9	$5,797.5	$(31.7)	$28,001.7

	Quarter Ended, June 30, 2022
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity
Balance at March 31, 2022	4,584	358,631	3	$22,209.9	$5,498.9	$28.0	$27,736.8
Net income					662.5		662.5
Other comprehensive income (loss)						(59.7)	(59.7)
Dividends on common stock of $1.00 per share					(363.9)		(363.9)
Exercise of stock options		1		0.1			0.1
Vesting of issued restricted Class A common stock		8		(1.0)			(1.0)
Shares issued to Board of Directors		18		3.7			3.7
Shares issued under Employee Stock Purchase Plan		19		3.8			3.8
Stock-based compensation				19.4			19.4
Balance at June 30, 2022	4,584	358,677	3	$22,235.9	$5,797.5	$(31.7)	$28,001.7

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$1,661.4	$1,373.5
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	39.7	39.4
Amortization of purchased intangibles	113.8	115.5
Depreciation and amortization	64.2	66.5
Net realized and unrealized (gains) losses on investments	(73.7)	(3.0)
Deferred income taxes	(17.2)	(12.0)
Change in:
Accounts receivable	(115.7)	(148.0)
Other current assets	(14.6)	(19.0)
Other assets	50.8	52.1
Accounts payable	(70.4)	32.0
Income taxes payable	(50.0)	(52.2)
Other current liabilities	(22.7)	5.6
Other liabilities	(18.4)	(39.0)
Other	5.6	5.3
Net Cash Provided by Operating Activities	1,552.8	1,416.7

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	3.6	3.9
Purchases of available-for-sale marketable securities	(2.6)	(2.9)
Purchases of property, net	(35.7)	(41.3)
Investment in S&P/Dow Jones Indices LLC	—	(410.0)
Investments in privately-held equity investments	(2.4)	(1.1)
Proceeds from sales of investments	97.9	10.9
Net Cash Provided by (Used in) Investing Activities	60.8	(440.5)

Cash Flows from Financing Activities
Proceeds from debt, net of issuance costs	—	741.0
Repayment of debt, including call premium	(16.4)	(756.2)
Cash dividends	(2,435.4)	(1,906.8)
Change in performance bond and guaranty fund contributions	(22,007.7)	(19,519.2)
Employee taxes paid on restricted stock vesting	(1.1)	(5.3)
Other	(0.4)	(4.6)
Net Cash Used in Financing Activities	(24,461.0)	(21,451.1)

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(22,847.4)	$(20,474.9)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	137,974.3	160,789.9
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	$115,126.9	$140,315.0

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents:
Cash and cash equivalents	$1,880.1	$1,879.5
Short-term restricted cash	5.2	4.7
Long-term restricted cash	—	0.4
Restricted cash and restricted cash equivalents (performance bonds and guaranty fund contributions)	113,241.6	138,430.4
Total	$115,126.9	$140,315.0

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$611.7	$479.4
Interest paid	65.0	67.3

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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the company at June 30, 2023 and December 31, 2022 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
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

The following table represents a disaggregation of revenue from contracts with customers by product line for the quarter ended June 30, 2023 and 2022:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Interest rates	$352.9	$324.6	$797.7	$699.5
Equity indexes	248.3	255.9	517.5	515.0
Foreign exchange	44.5	45.2	92.0	90.0
Agricultural commodities	147.4	114.3	262.7	240.3
Energy	175.8	140.2	343.7	315.4
Metals	56.4	45.2	117.3	99.6
BrokerTec fixed income	37.9	42.1	77.1	86.4
EBS foreign exchange	32.0	39.8	67.8	82.2
Interest rate swap	23.1	17.3	42.7	34.3
Total clearing and transaction fees	1,118.3	1,024.6	2,318.5	2,162.7
Market data and information services	163.1	151.7	328.9	303.4
Other	78.8	60.9	154.4	117.7
Total revenues	$1,360.2	$1,237.2	$2,801.8	$2,583.8

Timing of Revenue Recognition
Services transferred at a point in time	$1,093.1	$965.8	$2,270.6	$2,043.1
Services transferred over time	262.5	266.6	522.0	531.3
One-time charges and miscellaneous revenues	4.6	4.8	9.2	9.4
Total revenues	$1,360.2	$1,237.2	$2,801.8	$2,583.8
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis upon commencement of services under the customer contract. These upfront customer payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the first six months of June 30, 2023 were not materially impacted by any other factors. The balance of contract liabilities was $39.4 million and $12.7 million as of June 30, 2023 and December 31, 2022, respectively.
3. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contribution Reinvestment. CME reinvests cash performance bonds and guaranty fund contributions and distributes a portion of the interest earned back to the clearing firms. The reinvestment of cash can include certain commercial and central bank deposits, government securities, reverse repurchase agreements, and money market funds. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to maintain cash accounts at the Federal Reserve Bank of Chicago. At June 30, 2023, CME maintained $100.3 billion within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets.
In the second quarter and first six months of 2023, earnings from cash performance bond and guaranty fund contributions were $1,540.1 million and $2,796.4 million, compared with $295.5 million and $369.1 million in the second quarter and first six months of 2022. In the second quarter and first six months of 2023, expenses related to the distribution of interest earned on collateral reinvestments were $1,432.8 million and $2,596.3 million, compared with $223.5 million and $271.9 million in the second quarter and first six months of 2022. The earnings from cash performance bonds and guaranty fund contributions are included in investment income and the expense related to the distribution of interest earned is included in other non-operating income (expense) on the consolidated statements of income.
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
During the first six months of 2023, the clearing house transferred an average of approximately $5.7 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. Management has assessed the fair value of the company's settlement guarantee liability by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at June 30, 2023 and December 31, 2022. The company does not have a history of significant losses recognized on performance bond collateral as posted by our clearing members, and management currently does not anticipate any future credit losses on its performance bond assets. Accordingly, the company has not provided an allowance for credit losses on these performance bond deposits, nor has it recorded any liabilities to reflect an allowance for credit losses related to our off-balance sheet credit exposures and guarantees.
4. Intangible Assets and Goodwill
Intangible assets consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$4,690.5	$(2,017.1)	$2,673.4	$4,685.8	$(1,909.7)	$2,776.1
Technology-related intellectual property	62.5	(59.6)	2.9	62.5	(55.8)	6.7
Other	71.2	(37.2)	34.0	69.5	(32.6)	36.9
Total amortizable intangible assets	$4,824.2	$(2,113.9)	$2,710.3	$4,817.8	$(1,998.1)	$2,819.7

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$3,160.3			$3,269.7
Trading products (1)			$17,175.3			$17,175.3
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
Total amortization expense for intangible assets was $57.0 million and $57.1 million for the quarters ended June 30, 2023 and 2022, respectively. Total amortization expense for intangible assets was $113.8 million and $115.5 million for the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2023	$113.8
2024	221.8
2025	221.8
2026	221.8
2027	220.6
2028	214.2
Thereafter	1,496.3

Goodwill activity consisted of the following for the periods ended June 30, 2023 and December 31, 2022:

(in millions)	Balance at December 31, 2022	Other Activity (1)	Balance at June 30, 2023
CBOT Holdings	$5,066.4	$—	$5,066.4
NYMEX Holdings	2,462.2	—	2,462.2
NEX	2,913.5	12.8	2,926.3
Other	40.4	(4.6)	35.8
Total Goodwill	$10,482.5	$8.2	$10,490.7
(in millions)	Balance at December 31, 2021	Other Activity (1)	Balance at December 31, 2022
CBOT Holdings	$5,066.4	$—	$5,066.4
NYMEX Holdings	2,462.2	—	2,462.2
NEX	2,959.0	(45.5)	2,913.5
Other	40.4	—	40.4
Total Goodwill	$10,528.0	$(45.5)	$10,482.5
__________
(1) Other activity includes currency translation adjustments.
5. Debt
In May 2023, the company repaid the €15.0 million fixed rate notes.
Short-term debt consisted of the following at June 30, 2023 and December 31, 2022:

(in millions)	June 30, 2023	December 31, 2022
€15.0 million fixed rate notes due May 2023, stated rate of 4.30%	$—	$16.0
Total short-term debt	$—	$16.0
Long-term debt consisted of the following at June 30, 2023 and December 31, 2022:

(in millions)	June 30, 2023	December 31, 2022
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (1)	$748.8	$748.4
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	497.9	497.7
$750.0 million fixed rate notes due March 2032, stated rate of 2.65%	742.2	741.7
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (2)	743.8	743.7
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	691.1	690.9
Total long-term debt	$3,423.8	$3,422.4
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
Long-term debt maturities, at par value, were as follows at June 30, 2023:

(in millions)	Par Value
2024	$—
2025	750.0
2026	—
2027	—
2028	500.0
Thereafter	2,200.0

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
No accrual was required for contingent legal and regulatory matters as none were probable and estimable as of June 30, 2023 and December 31, 2022.
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
The company also has one finance lease, which is related to the sale of our data center in March 2016. In connection with the sale, the company leased back a portion of the property. The transaction was recognized under the financing method and not as a sale leaseback arrangement.
The right-of-use lease asset is recorded within other assets, and the present value of the lease liability is recorded within other liabilities (segregated between short term and long term) on the consolidated balance sheets. The discount rate applied to the lease payments represents the company's incremental borrowing rate.

The components of lease costs were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Operating lease expense:
Operating lease cost	$13.9	$14.1	$27.9	$28.8
Short-term lease cost	0.1	0.1	0.2	0.2
Total operating lease expense included in other expense	$14.0	$14.2	$28.1	$29.0

Finance lease expense:
Interest expense	$0.6	$0.7	$1.3	$1.4
Depreciation expense	2.1	2.1	4.3	4.3
Total finance lease expense	$2.7	$2.8	$5.6	$5.7

Sublease revenue included in other revenue	$2.4	$2.8	$4.8	$5.5
Supplemental cash flow information related to leases was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Cash outflows for operating leases	$16.7	$16.3	$33.7	$33.2
Cash outflows for finance leases	4.3	4.2	8.6	8.5
Supplemental balance sheet information related to leases was as follows:
Operating leases

(in millions)	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$291.1	$310.6

Operating lease liabilities:
Other current liabilities	$48.1	$49.9
Other liabilities	365.8	383.5
Total operating lease liabilities	$413.9	$433.4

Weighted average remaining lease term (in months)	118	121
Weighted average discount rate	3.8%	3.8%

Finance leases

(in millions)	June 30, 2023	December 31, 2022
Finance lease right-of-use assets	$67.2	$71.5

Finance lease liabilities:
Other current liabilities	$8.3	$8.2
Other liabilities	63.6	67.8
Total finance lease liabilities	$71.9	$76.0

Weighted average remaining lease term (in months)	93	99
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of June 30, 2023 for operating and finance leases:

(in millions)	Operating Leases
Remainder of 2023	$32.8
2024	60.6
2025	57.5
2026	53.0
2027	50.5
2028	49.7
Thereafter	193.9
Total lease payments	498.0
Less: imputed interest	(84.1)
Present value of lease liability	$413.9

(in millions)	Finance Leases
Remainder of 2023	$8.6
2024	17.4
2025	17.5
2026	17.6
2027	17.8
2028	17.9
Thereafter	41.0
Total lease payments	137.8
Less: imputed interest	(65.9)
Present value of lease liability	$71.9
8. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through May 2024. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period after May 2024 unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of irrevocable, standby letters of credit. At June 30, 2023, CME was contingently liable to SGX on letters of credit totaling $285.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. Management has assessed the fair value of the company's guarantee liability under this mutual offset agreement by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at June 30, 2023 and December 31, 2022.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the Fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is nominal and therefore has not recorded any liability at June 30, 2023 and December 31, 2022.
9. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2022	$(0.9)	$(22.8)	$64.7	$(174.3)	$(133.3)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	0.3	(3.5)	—	36.9	33.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(1.9)	—	(1.9)
Income tax benefit (expense)	(0.1)	0.9	0.5	—	1.3
Net current period other comprehensive income (loss)	0.2	(2.6)	(1.4)	36.9	33.1
Balance at June 30, 2023	$(0.7)	$(25.4)	$63.3	$(137.4)	$(100.2)

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2021	$1.1	$(34.8)	$66.1	$21.1	$53.5
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(2.3)	(3.7)	—	(81.1)	(87.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.6	(0.1)	—	0.5
Income tax benefit (expense)	0.6	0.8	—	—	1.4
Net current period other comprehensive income (loss)	(1.7)	(2.3)	(0.1)	(81.1)	(85.2)
Balance at June 30, 2022	$(0.6)	$(37.1)	$66.0	$(60.0)	$(31.7)
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
Recurring Fair Value Measurements. Financial assets and liabilities recorded at fair value on the consolidated balance sheet as of June 30, 2023 were classified in their entirety based on the lowest level of input that was significant to each asset and liability's fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	June 30, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$10.9	$—	$—	$10.9
Mutual funds	95.7	—	—	95.7
Equity securities	0.1	—	—	0.1
Total Marketable Securities	106.7	—	—	106.7
Total Assets at Fair Value	$106.7	$—	$—	$106.7
Non-Recurring Fair Value Measurements. In the first six months of 2023, the company recognized a net unrealized gain on investments of $1.3 million on equity investments without readily determinable fair value. The fair value of these investments was estimated to be $8.6 million at June 30, 2023. This fair value assessment was based on quantitative factors, including observable price changes. The fair value measurements of these investments are considered level 3 and non-recurring.
Fair Values of Long-Term Debt Notes. The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below are classified as level 2 under the fair value hierarchy and were estimated using quoted market prices in inactive markets.
At June 30, 2023, the fair values were as follows:

(in millions)	Fair Value	Level
$750.0 million fixed rate notes due March 2025	722.8	Level 2
$500.0 million fixed rate notes due June 2028	478.8	Level 2
$750.0 million fixed rate notes due March 2032	636.7	Level 2
$750.0 million fixed rate notes due September 2043	777.4	Level 2
$700.0 million fixed rate notes due June 2048	626.2	Level 2

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Stock awards	164	128	229	130
Total	164	128	229	130
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income (in millions)	$777.6	$662.5	$1,661.4	$1,373.5
Less: preferred stock dividends	(5.1)	(4.6)	(10.1)	(9.2)
Less: undistributed earnings allocated to preferred stock	(4.7)	(3.8)	(10.8)	(8.2)
Net Income Attributable to Common Shareholders of CME Group	$767.8	$654.1	$1,640.5	$1,356.1

Weighted Average Number of Common Shares (in thousands):
Basic	358,940	358,641	358,937	358,625
Effect of stock options, restricted stock and performance shares	489	564	434	554
Diluted	359,429	359,205	359,371	359,179
Earnings per Common Share Attributable to Common Shareholders of CME Group:
Basic	$2.14	$1.82	$4.57	$3.78
Diluted	2.14	1.82	4.56	3.78
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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions, except per share data)	2023	2022	Change	2023	2022	Change
Total revenues	$1,360.2	$1,237.2	10%	$2,801.8	$2,583.8	8%
Total expenses	521.6	487.5	7	1,049.5	975.0	8
Operating margin	61.7%	60.6%		62.5%	62.3%
Non-operating income (expense)	$177.8	$117.0	52	$421.0	$174.2	142
Effective tax rate	23.5%	23.6%		23.6%	23.0%
Net income	$777.6	$662.5	17	$1,661.4	$1,373.5	21
Diluted earnings per common share	2.14	1.82	18	4.56	3.78	21
Cash flows from operating activities				1,552.8	1,416.7	10
Revenues

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2023	2022	Change	2023	2022	Change
Clearing and transaction fees	$1,118.3	$1,024.6	9%	$2,318.5	$2,162.7	7%
Market data and information services	163.1	151.7	8	328.9	303.4	8
Other	78.8	60.9	29	154.4	117.7	31
Total Revenues	$1,360.2	$1,237.2	10	$2,801.8	$2,583.8	8
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

	Quarter Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Total contract volume (in millions)	1,417.0	1,429.4	(1)%	3,083.2	3,036.5	2%
Clearing and transaction fees (in millions)	$1,025.3	$925.4	11	$2,130.9	$1,959.8	9
Average rate per contract	$0.724	$0.647	12	$0.691	$0.645	7

We estimate the following net change in clearing and transaction fees based on the change in total contract volume and the change in average rate per contract for futures and options during the second quarter and first six months of 2023 when compared with the same periods in 2022.

(in millions)	Quarter Ended	Six Months Ended
Increase (decrease) due to a change in total contract volume	$(8.9)	$32.3
Increases due to a change in average rate per contract	108.8	138.8
Net increases in clearing and transaction fees	$99.9	$171.1
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

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2023	2022	Change	2023	2022	Change
Average Daily Volume by Product Line:
Interest rates	11,273	10,630	6%	12,881	11,558	11%
Equity indexes	6,216	7,751	(20)	6,760	7,851	(14)
Foreign exchange	898	950	(5)	934	927	1
Agricultural commodities	1,752	1,308	34	1,566	1,391	13
Energy	2,104	1,932	9	2,093	2,223	(6)
Metals	612	484	27	630	538	17
Aggregate average daily volume	22,855	23,055	(1)	24,864	24,488	2
Average Daily Volume by Venue:
CME Globex	20,906	21,531	(3)	22,539	22,796	(1)
Open outcry	1,124	725	55	1,373	878	57
Privately negotiated	825	799	3	952	814	17
Aggregate average daily volume	22,855	23,055	(1)	24,864	24,488	2
Electronic Volume as a Percentage of Total Volume	91%	93%		91%	93%
Market volatility within certain financial markets remained high throughout the first half of 2023. Interest rate and foreign exchange volatility were higher as a result of higher inflation levels and market uncertainty following the collapse of two U.S. regional banks as well as uncertainty surrounding the Federal Reserve's interest rate policy decision. The Federal Open Markets Committee (FOMC) has raised the federal funds rate multiple times throughout 2023 and has signaled the potential for future additional hikes. In addition, the energy markets were more volatile in the second quarter of 2023 due to a shift in global supply caused by production cuts by the Organization of the Petroleum Exporting Countries (OPEC). However, overall equity index volatility leveled off following higher volatility in early 2022 caused by tensions and geopolitical uncertainty between Russia and Ukraine. We believe these factors contributed to total volume remaining relatively flat in the second quarter of 2023 and first six months of 2023 when compared with the same periods in 2022.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2023	2022	Change	2023	2022	Change
Eurodollar futures and options:
Futures expiring within two years	28	1,142	(98)%	176	1,506	(88)%
Options	27	852	(97)	82	1,171	(93)
Futures expiring beyond two years	2	467	(100)	42	639	(93)
SOFR futures and options:
Futures expiring within two years	2,403	1,388	73	2,702	1,216	122
Options	1,615	223	n.m.	2,022	131	n.m.
Futures expiring beyond two years	688	241	185	797	198	n.m.
U.S. Treasury futures and options:
10-Year	2,361	2,466	(4)	2,641	2,661	(1)
5-Year	1,728	1,586	9	1,812	1,664	9
2-Year	781	750	4	804	730	10
Treasury Bond	458	536	(15)	509	546	(7)
Federal Funds futures and options	486	300	62	544	357	52
n.m. not meaningful
In the second quarter and first six months of 2023, overall interest rate contract volumes increased when compared with the same periods in 2022. We believe these volume increases were due to higher interest rate volatility as a result of higher inflation levels and indications by the Federal Open Market Committee of possible future rate hikes. In addition, market uncertainty following the collapse of two U.S. regional banks also led to higher interest rate volatility. The increase in Secured Overnight Financing Rate contract (SOFR) volumes and the corresponding decrease in Eurodollar volumes were due to more market participants transitioning to the new reference rate and away from Eurodollar contracts, which are based on LIBOR. The publication of the LIBOR rate concluded in the second quarter of 2023.
Equity Index Products
The following table summarizes average daily contract volume for our key equity index products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2023	2022	Change	2023	2022	Change
E-mini S&P 500 futures and options	3,836	4,494	(15)%	4,218	4,486	(6)%
E-mini Nasdaq 100 futures and options	1,675	2,324	(28)	1,786	2,352	(24)
E-mini Russell 2000 futures and options	311	394	(21)	321	423	(24)
In the second quarter and first six months of 2023, equity index contract volumes decreased when compared with the same periods in 2022, which we believe was due to lower overall equity volatility. The first half of 2022 saw significant uncertainty within the equity markets as a result of higher than expected inflation, as well as rising tensions and geopolitical uncertainty with Russia and Ukraine. We believe these factors led to lower overall equity contract volumes.

Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2023	2022	Change	2023	2022	Change
Euro	240	239	1%	254	244	4%
Japanese Yen	183	170	7	178	152	17
British Pound	109	120	(9)	111	119	(7)
Australian dollar	96	108	(11)	100	105	(5)
In the second quarter and first six months of 2023, overall foreign exchange volumes were relatively flat, when compared with the same periods in 2022, which we believe is due to lower overall volatility relative to prior periods.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2023	2022	Change	2023	2022	Change
Corn	564	466	20%	488	476	2%
Soybean	353	266	32	326	295	10
Wheat	244	167	45	215	196	10
Overall commodity contract volumes increased in the second quarter and first six months of 2023 when compared with the same periods in 2022. We believe these increases are due to higher overall market volatility as a result of weather uncertainty due to a drier than average 2023 growing season. In addition, the first half of 2022 saw lower overall volatility within the commodities markets due to risk aversion by market participants following price increases and global trade uncertainty resulting from the conflict between Russia and Ukraine. We believe these factors contributed to higher overall commodity volumes.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2023	2022	Change	2023	2022	Change
WTI crude oil	1,076	975	10%	1,072	1,207	(11)%
Natural gas	600	554	8	599	548	9
Refined products	339	319	6	333	364	(8)
Energy contract volume increased in the second quarter of 2023 when compared with the same period in 2022 due to higher overall market volatility in the second quarter of 2023. The high volatility is a result of OPEC production cuts, which impacted total overall oil supply despite an increase in global demand. In addition, market uncertainty as a result of the Russia and Ukraine conflict has led to an increase in overall natural gas volume.
In the first six months of 2023 when compared with the same period in 2022, overall energy volume decreased largely due to lower overall market volatility relative to the prior six month period. Market volatility was higher particularly in the first quarter of 2022 as a result of the Russia and Ukraine conflict, which we believe led to the overall decrease in energy contract volume.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2023	2022	Change	2023	2022	Change
Gold	366	288	27%	382	339	13%
Copper	116	89	30	120	89	34
Silver	98	82	18	96	84	14

In the second quarter and first six months of 2023, overall metal contract volumes increased when compared with the same periods in 2022. Market uncertainty following the collapse of two U.S. regional banks and the Federal Reserve's interest rate policy decisions led to an overall increase in demand for gold and other precious metals as safe-haven investments. In addition, copper contract volumes increased largely due to an increase in demand for copper in China following the lifting of restrictions from the COVID pandemic. We believe these factors led to the overall increases in metal contract volumes.
Average Rate per Contract
The average rates per contract increased in the second quarter and first six months of 2023, when compared with the same periods in 2022. The increases in the average rate per contract were primarily due to an increase to our fee structure that went into effect on February 1, 2023.
Cash Markets Business
Total clearing and transaction fees revenues in the second quarter and first six months of 2023 include $69.9 million and $144.9 million of transaction fees attributable to the cash markets business, compared with $81.9 million and $168.6 million in the second quarter and first six months of 2022. This revenue primarily includes BrokerTec Americas LLC's fixed income volume and EBS's foreign exchange volume.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in millions)	2023	2022	Change	2023	2022	Change
BrokerTec fixed income transaction fees	$37.9	$42.1	(10)%	$77.1	$86.4	(11)%
EBS foreign exchange transaction fees	32.0	39.8	(20)%	67.8	82.2	(18)%
The related average daily notional value for the second quarter and first six months of 2023 and 2022 were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in billions)	2023	2022	Change	2023	2022	Change
European Repo (in euros)	$352.2	$345.7	2%	$353.4	$333.2	6%
U.S. Treasury	98.9	134.1	(26)	111.3	140.8	(21)
Spot FX	54.8	65.4	(16)	59.6	66.7	(11)
Overall average daily notional values and transactions revenues for the cash markets business were lower in the second quarter and first six months of 2023 compared with the same periods in 2022. We believe the decreases in U.S. Treasury and spot FX average daily notional values were due to overall lower volatility in the first half of 2023 when compared with the same period in 2022. Volatility within the U.S. Treasury and spot FX markets was higher in the first half of 2022 as a result of the conflict between Russia and Ukraine and uncertainty surrounding the Federal Reserve's interest rate policy in early 2022. The slight increase in European Repo average daily notional values were largely due to a change in market expectations regarding the European Central Bank's interest rate policy. Transaction revenues for BrokerTec and EBS also decreased in the second quarter and first six months of 2023 when compared with the same periods in 2022 due to lower volumes of trading.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. No one individual firm represented 10% of our clearing and transaction fees in the first six months of 2023. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
Market data and information services. During the second quarter and first six months of 2023, overall market data and information services revenues increased when compared with the same period in 2022, largely due to price increases for certain products.
The two largest resellers of our market data represented approximately 32% of our market data and information services revenue in the first six months of 2023. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Other revenues. In the second quarter and first six months of 2023, the increases in other revenues when compared with the same period in 2022 were largely attributable to higher custody fees as well as increases in co-location and other connectivity fees.
Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2023	2022	Change	2023	2022	Change
Compensation and benefits	$205.7	$185.3	11%	$410.2	$370.5	11%
Technology	53.3	45.9	16	104.6	91.8	14
Professional fees and outside services	37.8	32.0	18	76.1	63.8	19
Amortization of purchased intangibles	57.0	57.1	—	113.8	115.5	(1)
Depreciation and amortization	32.3	33.0	(2)	64.2	66.5	(3)
Licensing and other fee agreements	78.2	83.1	(6)	162.9	164.0	(1)
Other	57.3	51.1	12	117.7	102.9	14
Total Expenses	$521.6	$487.5	7%	$1,049.5	$975.0	8%
Operating expenses increased by $34.1 million and $74.5 million in the second quarter and first six months of 2023 when compared with the same periods in 2022. The following table shows the estimated impacts of key factors resulting in the changes in operating expenses:

	Quarter Ended June 30, 2023		Six Months Ended June 30, 2023
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Non-qualified deferred compensation	$17.2	4%	$28.2	3%
Salaries, benefits and employer taxes	8.7	2%	16.7	2%
Currency fluctuation	9.9	2%	14.9	2%
Professional fees and outside services	5.8	1%	12.3	1%
Technology support services	7.2	1%	13.1	2%
Building maintenance	(1.0)	—%	(5.4)	(1)%
Other expenses, net	(13.7)	(3)%	(5.3)	(1)%
Total increase	$34.1	7%	$74.5	8%

Increases in operating expenses in the second quarter and first six months of 2023 when compared with the same periods in 2022 were as follows:
•An increase in our non-qualified deferred compensation liability during the quarter and six months ended June 30, 2023, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to increases in compensation and benefits expenses.
•Salaries, benefits and employer taxes were higher during the second quarter and first six months of 2023 when compared with the same periods in 2022, due to increases in headcount during the year, which were primarily attributable to additional headcount in the company's international locations.
•In the second quarter and first six months of of 2023, we recognized a net loss of $1.1 million and $1.8 million, compared with a net gain of $8.8 million and $13.1 million during the same periods in 2022, due to currency exchange rate fluctuations. Gains and losses from exchange rate fluctuations are recognized in the consolidated statements of net income when subsidiaries with a U.S. dollar functional currency hold certain monetary assets and liabilities denominated in foreign currencies.
•Professional fees and outside services expenses increased due to a greater reliance on consultants, specifically for the Google Cloud transformation project as well as an increase in legal fees related to our business activities and product offerings. The increases in professional fees were partially offset by decreases in NEX integration fees, which have steadily declined since the second half of 2021.
•The increases in expense related to technology support services were primarily driven by higher software license fees and third party services to support the ongoing Google Cloud transformation project.
Decreases in operating expenses in the second quarter and first six months of 2023 when compared with the same period in 2022 were as follows:
•The decreases in building maintenance expense in the second quarter and first six months of 2023 were driven by declines in construction and relocation expenses related to the development of the SOFR options trading floor, which was completed in 2022.
Non-Operating Income (Expense)

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2023	2022	Change	2023	2022	Change
Investment income	$1,568.2	$286.9	n.m.	$2,925.9	$360.0	n.m.
Interest and other borrowing costs	(40.2)	(39.9)	1	(80.1)	(82.4)	(3)%
Equity in net earnings of unconsolidated subsidiaries	75.1	87.3	(14)	153.3	160.6	(5)
Other non-operating income (expense)	(1,425.3)	(217.3)	n.m.	(2,578.1)	(264.0)	n.m.
Total Non-Operating	$177.8	$117.0	52	$421.0	$174.2	142
n.m. not meaningful
Investment income. Earnings from cash performance bond and guaranty fund contributions that are reinvested increased in the second quarter and first six months of 2023 when compared with the same periods in 2022, due to a higher rate of interest earned in the cash accounts at the Federal Reserve Bank of Chicago following multiple interest rate hikes in 2022 and early 2023. In the second quarter and first six months of 2023, earnings from cash performance bond and guaranty fund contributions were $1,540.1 million and $2,796.4 million, compared with $295.5 million and $369.1 million in the second quarter and first six months of 2022. We also recognized higher net realized and unrealized gains on investments in the first six months of 2023.
Equity in net earnings (losses) of unconsolidated subsidiaries. Lower income generated from our S&P/Dow Jones Indices LLC (S&P/DJI) business venture contributed to a decrease in equity in net earnings of unconsolidated subsidiaries in the second quarter and first six months of 2023 when compared with the same periods in 2022.
Other income (expense). We recognized higher expenses related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms in conjunction with higher interest income earned on our reinvestment during the second quarter and first six months of 2023 when compared with the same periods in 2022. This was due to a higher Federal Funds rate in 2023 compared with the same periods in 2022. In the second quarter and first six months of 2023, expenses related to the distribution of interest earned on collateral reinvestments were $1,432.8 million and $2,596.3 million, compared with $223.5 million and $271.9 million in the second quarter and first six months of 2022.
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2023	2022
Quarter ended June 30	23.5%	23.6%
Six months ended June 30	23.6%	23.0%
The overall effective tax rate remained relatively consistent in the second quarter of 2023 when compared with the same period in 2022. In the first six months of 2023 when compared with the same period in 2022, the effective tax rate increased slightly because we recognized a benefit related to the settlement for various tax audits in the first quarter of 2022.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first six months of 2023 when compared with the same period in 2022, largely due to an increase in revenue resulting from fee increases. Net cash provided by investing activities increased during the first six months of 2023 when compared with the same period in 2022. In the second quarter of 2022, we made an additional investment in S&P/DJI of $410.0 million. Cash used in financing activities was higher during the first six months of 2023 when compared with the same period in 2022, due to a decrease in cash performance bonds and guaranty fund contributions.
Debt Instruments. The following table summarizes our debt outstanding at June 30, 2023:

(in millions)	Par Value
Fixed rate notes due March 2025, stated rate of 3.00% (1)	$750.0
Fixed rate notes due June 2028, stated rate of 3.75%	$500.0
Fixed rate notes due March 2032, stated rate of 2.65%	$750.0
Fixed rate notes due September 2043, stated rate of 5.30% (2)	$750.0
Fixed rate notes due June 2048, stated rate of 4.15%	$700.0
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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event a clearing firm fails to promptly discharge an obligation to CME Clearing, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms, or in other cases as provided by the CME rulebook. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets (pursuant to the CME rulebook) can be used to collateralize the facility. At June 30, 2023, guaranty fund contributions available to collateralize the facility totaled $8.0 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME's consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At June 30, 2023, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At June 30, 2023, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At June 30, 2023, the letters of credit totaled $285.0 million. We also maintain a $350.0 million line of credit to meet our obligations under this agreement.

The following table summarizes our credit ratings at June 30, 2023:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.9 billion and $2.7 billion at June 30, 2023 and December 31, 2022, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our corporate investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements and short-term bank deposits. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the

Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) of shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 to April 30	48	$192.12	—	$—
May 1 to May 31	110	179.81	—	—
June 1 to June 30	4,581	181.62	—	—
Total	4,739		—
(1)Shares purchased consist of an aggregate of 4,739 shares of Class A common stock surrendered in the second quarter of 2023 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 6.	EXHIBITS

10.1
Amendment No. 7 to Credit Agreement, dated as of April 26, 2023, among Chicago Mercantile Exchange Inc., Bank of America, N.A., in its capacity as administrative agent, Citibank, N.A., in its capacity as collateral agent and collateral monitoring agent, and the banks party thereto. The Amended Credit Agreement, as amended through Amendment No. 7, among Chicago Mercantile Exchange Inc., each of banks from time to time party thereto, Bank of America, N.A., in its capacity as administrative agent, and Citibank, N.A., in its capacity as collateral agent and collateral monitoring agent, is attached as Annex A to Amendment No. 7 (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 28, 2023).

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—Lynne Fitzpatrick

32.1	Section 906 Certification

101
The following materials from CME Group Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in Inline XBRL (Xtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

CME Group Inc. (Registrant)

Dated: August 2, 2023	By:	/s/ Lynne Fitzpatrick
Lynne Fitzpatrick Senior Managing Director and Chief Financial Officer Principal Financial Offer and Duly Authorized Officer