Form 10-K
period 2023-12-31
CME GROUP INC.
filed 2024-02-28
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, was approximately $66.3 billion (based on the closing price per share of CME Group Inc. Class A common stock on the Nasdaq Global Select Market (Nasdaq) on such date). The number of shares outstanding of each of the registrant’s classes of common stock as of February 7, 2024 was as follows: 359,991,858 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of CME Group Inc.’s Proxy Statement for the 2024 Annual Meeting of Shareholders	Part III

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

Trademark Information
CME Group, the Globe logo, CME, Chicago Mercantile Exchange, Globex, and E-mini are trademarks of Chicago Mercantile Exchange Inc. CBOT and Chicago Board of Trade are trademarks of Board of Trade of the City of Chicago, Inc. NYMEX, New York Mercantile Exchange and ClearPort are trademarks of New York Mercantile Exchange, Inc. COMEX is a trademark of Commodity Exchange, Inc. BrokerTec is a trademark of BrokerTec Americas LLC and EBS is a trademark of EBS Group Limited. OSTTRA is a trademark of MarkitSERV Limited. Dow Jones, Dow Jones Industrial Average, S&P 500 and S&P are service and/or trademarks of Dow Jones Trademark Holdings LLC, Standard & Poor's Financial Services LLC and S&P Dow Jones Indices LLC, as the case may be, and have been licensed for use by Chicago Mercantile Exchange Inc. (CME). All other trademarks are the property of their respective owners.

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
•volatility in commodity, equity and fixed income prices, and price volatility of financial benchmarks and instruments such as interest rates, equity indices, fixed income instruments and foreign exchange rates;
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
•our ability to manage the risks, control the costs and achieve the synergies associated with our strategy for acquisitions, investments and alliances, including those associated with the performance of our joint ventures with S&P Dow Jones (S&P Dow Jones Indices LLC) in index services and in trade processing/post trade services (OSTTRA), our primary business and distribution partners’ actions and our partnership with Google Cloud;
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
•industry, channel partner and customer consolidation and/or concentration;
•decreases in trading and clearing activity;
•the imposition of a transaction tax or user fee on futures and options transactions and/or repeal of the 60/40 tax treatment of such transactions;
•increases in effective tax rates, borrowing costs or changes in tax policy;
•our ability to maintain our brand and reputation; and
•the unfavorable resolution of material legal proceedings.
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of this Report beginning on page 16.

ITEM 1.    BUSINESS
CME Group enables clients to trade futures, options, cash and over-the-counter (OTC) products, optimize portfolios, and analyze data - empowering market participants worldwide the ability to efficiently manage risk and capture opportunities. CME Group provides primary price discovery and referential pricing information through its market data in a variety of formats, including real time, historical and derived data for customers in both listed and cash products. CME Group also offers industry-leading research and analytics tools to provide customers with market education resources. In addition, it operates one of the world's leading central counterparty clearing providers.
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
DESCRIPTION OF BUSINESS
CME Group exchanges offer the widest range of global benchmark products across interest rates, equity indexes, foreign exchange (FX), agricultural commodities, energy and metals. We also offer cash and repo fixed income trading via BrokerTec, and cash and OTC FX trading via EBS. Additionally, we operate one of the world’s leading central counterparty clearing providers.
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
•CME's product slate includes agricultural, equities, FX, cryptocurrencies/alternative investments and interest rate products, including Secured Overnight Financing Rate (SOFR) futures and options, livestock and cash-settled contracts based on the S&P 500, including the E-mini S&P 500 ESG (Environmental, Social and Governance) contract, Micro E-mini Equity Index contracts, Nasdaq-100, FTSE Russell and Bitcoin and Ether Reference Rate.
•CBOT's product slate consists of agricultural, equities and interest rate products, including contracts for United States (U.S.) Treasury futures, soybean, corn and wheat and contracts based on the Dow Jones Industrial Index.
•NYMEX's product slate consists of energy and metals products, including contracts for crude oil, natural gas, heating oil, gasoline and emissions (GEO, N-GEO and C-GEO).
•COMEX's product slate consists of metals products, including contracts for gold, silver, copper and other base, ferrous and battery metals.
We believe the breadth and diversity of our products and services lines are beneficial to our customers and CME Group's overall performance. Our asset classes contain products designed to address differing risk management needs, and customers are able to manage risks and achieve operational and capital efficiencies by accessing our diverse products through our platforms and our clearing house.
CME Group products are traded primarily through CME Globex, as well as by open outcry in Chicago for SOFR options (and previously, Eurodollar options) and through privately negotiated transactions.
We strive to provide the most flexible and scalable platforms to support the operational and capacity needs of our business along with the delivery of innovative technology solutions to the marketplace. Our CME Globex electronic trading system operates our central limit order book markets and is available on a global basis nearly 24 hours a day throughout the trading week. The CME Globex platform is accessible through a wide variety of vendor-provided and custom-built trading systems that benefit from our open application programming interface approach. For electronic and privately negotiated markets, we offer brokers and customers the CME Direct platform for arranging, executing, recording and risk-managing trades across all six major asset classes. We also provide the functionality to connect to CME Direct on a mobile device through our CME Direct Mobile application with full trading and on-the-go order management capabilities.

Together, our platforms offer:
•certainty of execution;
•extensive capabilities to facilitate complex and demanding trading;
•direct market access;
•open access, price transparency and anonymity;
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
U.S. trading rights and privileges are exchange-specific. Open outcry trading is conducted exclusively by our members. Membership on one of our derivatives exchanges also enables a customer to trade specific products at lower fees. Under the terms of the organizational documents of our exchanges, our members have certain rights that relate primarily to trading right protections, certain trading fee protections and certain membership benefit protections. In 2023, 84% of our contract volume was from trades by our members.
CME Clearing Business: Through our clearing house, we provide clearing and settlement services for a broad range of exchange-traded futures and options on futures contracts and OTC derivatives. Our integrated clearing function is designed to ensure the safety and the soundness of our markets by serving as the counterparty to every trade, becoming the buyer to each seller and the seller to each buyer, and limiting counterparty credit risk. CME Clearing marks open positions to market at least twice a trading day, requiring payments from clearing firms whose positions have lost value and making payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market daily, with the capacity to mark-to-market more frequently as market conditions warrant. The CME ClearPort front-end system provides access to our flexible clearing services over multiple asset classes.
The majority of clearing and transaction fees received from clearing firms represents charges for trades executed and cleared on behalf of their customers. No firm represented at least 10% of our clearing and transaction fees revenue for 2023. In the event a clearing firm were to withdraw, our experience indicates that the customer portion of the firm's trading activity would likely transfer to one or more other clearing firms of the exchange.
Cash Markets Business: Our cash markets business is comprised of BrokerTec and operated on CME Globex EBS. Certain BrokerTec products are cleared at third-party clearing houses. BrokerTec and EBS offer anonymous and disclosed trading venues, offering clients multiple execution and distribution options and the benefit of an established and far-reaching distribution network of liquidity providers and consumers.
•BrokerTec operates global electronic trading for fixed income products, with a leading position in cash U.S. Treasuries, E.U. and U.S. repo fixed income instruments and European Government Bonds. It facilitates trading for banks and non-bank professional trading firms. The BrokerTec Central Limit Order Book is a dealer-to-dealer electronic trading platform operated on CME Globex. BrokerTec Quote is a Request For Quote platform provided on third party technology, that offers a dealer-to-client trading solution for the European, U.K. and U.S. government repo markets. BrokerTec Stream is a relationship-based trading platform offering U.S. Treasury instruments.
•EBS provides for the trading of global FX products across major and emerging market currencies and Spot Precious Metals. EBS Market is a Central Limit Order Book electronic trading platform for spot FX, Spot Precious Metals and NDFs. EBS Direct is a relationship-based trading platform offering spot FX, Spot Precious Metals (and FX forwards and FX swaps until the scheduled cessation of that business in April 2024).
Market Data Business: We offer a variety of market data services through industry-leading market data platforms and third-party distribution partners, which are designed to meet the risk-management, trading, investment and business needs of our global client base. As such, we provide proprietary real-time and historical market data related to CME Group’s deeply liquid exchanges and cash markets businesses. We further offer derived cash markets pricing, third-party and alternative data sets, as well as a wide range of analytic tools. As customers continue to leverage cloud technology to improve and evolve their businesses, CME Group has taken a leading role by becoming the first derivatives marketplace to provide live market data natively in the cloud with the launch of our cloud connect capabilities on the Google Cloud Platform. CME Group is also the distributor of leading benchmark equity and commodity indices on behalf of third parties, as well as a distributor and licensor of our own proprietary benchmarks and indices, including CME Term SOFR Reference Rates (CME Term SOFR), which are designed to adhere to the IOSCO Principles for Financial Benchmarks and are administered by our U.K. regulated subsidiary, CME Benchmark Administration Limited.
Our Strategic Initiatives
The following is a description of our strategic initiatives:
Maximize Futures and Options Growth Globally — We continue to focus on driving growth and new customer acquisition by expanding, innovating and scaling our core offerings, and increasing participation from non-U.S. customers. We do this by optimizing our global sales team, cross-selling certain products, expanding the strength of our existing benchmark products, launching new products and services, strengthening our existing product and service offerings, securing intellectual property rights to new products, enhancing our relationships and broadening our base of distribution partners, and deepening open interest in our core futures and options offerings. We have further focused on building upon cloud-based data distribution capabilities as a more flexible and potentially cost-effective means of providing data to our clients.
In 2023, CME Group futures and options had a record average daily volume of 24.4 million contracts, with a volume record in our interest rates asset class for the second consecutive year. It was also a year of volume records for multiple products, including Ultra 10 Year Treasury Note futures, SOFR futures, Bitcoin futures and a record number of contracts executed via Basis Trade at Index Close.
We continue to expand and deepen our customer base worldwide and offer customers around the world the most broad and diversified portfolio of benchmark products. Some of our products introduced over the past two years include:
•CBL Core Global Emissions Offset (C-GEO) Futures (2022)
•20-year U.S. Treasury Bond Futures (2022)
•Micro Bitcoin and Ether Options (2022)
•Aluminum Options (2022)
•Micro WTI Options (2022)
•Six new E-mini sector index Futures (2022)
•Euro-denominated Bitcoin and Ether Futures (2022)
•Ether Options (2022)
•Ten event contracts linked to our global benchmarks (2022)
•TBA futures for Mortgage-backed Securities (2022)
•Euro Short-Term Rate (€STR) Futures (2022)
•Additional Cryptocurrency Reference Rates and Real-Time Indices (2022 and 2023)
•Event contracts on Bitcoin Futures (2023)
•Micro E-mini S&P MidCap 400 and Micro E-mini S&P SmallCap 600 Futures (2023)
•Offshore Renminbi Options (2023)
•Lithium Carbonate Futures (2023)
•Ether/Bitcoin Ratio Futures (2023)
•T-Bill Futures (2023)
•Options on Micro Gold Futures (2023)
•Cobalt Hydroxide Futures (2023)
•Micro Henry Hub Futures and Options (2023)
•Additional short-term Options on U.S. Treasury Futures (2023)
In addition to the individual product launches noted above, we have completed many product extensions across our asset classes, including short-dated options products (Monday options on U.S. Treasury Futures, Monday and Wednesday options on

WTI Crude Oil, Tuesday and Thursday options on E-mini Russell 2000, and Monday, Tuesday, Wednesday and Thursday options on Micro E-mini Nasdaq-100 and S&P 500).
We continue to expand and deepen our customer base worldwide and offer customers around the world with the most broad and diversified portfolio of benchmark products. We believe we have a significant opportunity to expand the participation of our non-U.S. customer base in our markets. Our penetration of these markets lags our development in the U.S., and we believe that there is room for significant growth and development of these financial markets. In 2023, approximately 30% of our electronic futures and options volume was from transactions reported as outside the U.S. and approximately 54% of our market data revenue was derived from outside the U.S. We also achieved 13% growth in trading volume during European trading hours and 11% growth during Latin America trading hours in 2023 compared to 2022.
CME Group continues to introduce tools which assist our clients in managing their risks. The FX and Metals Market Profile Tools on Quant Analytics offer simple, but effective methods for clients to compare and contrast our leading FX and metals products and liquidity pools side-by-side, which in turn enables clients to analyze their opportunity to minimize costs and achieve best execution by accessing highly complementary liquidity pools across cash and futures markets. We expect to continue to expand this Quant Analytics suite in the future as well.
Our CME Liquidity Tool enables market participants to analyze liquidity across CME Group products during U.S., London or Singapore trading hours and covers 37 products to meet customer demand for our growing product suite. CME Group Volatility Indexes (CVOL) comprises a total of 42 indexes, including 7 unique broad-based benchmarks such as the Treasury Volatility Index and Commodity Volatility Index. Our real-time streaming versions of the CVOL indexes provide a representative measure of the market expectation of 30-day forward risk, comprising both end of day and live streaming values. We have increased our customer base and continue to target cross-asset opportunities across client segments and across cash and futures platforms, driving global sales and generating new client participation across all regions. We have a long history of providing customer value and responsiveness and believe our products and services position us to help our customers adapt to and comply with new regulations, while enabling them to efficiently manage their risks. We have a broad distribution network comprised of a combination of internal and external channels and proprietary front-end capabilities.
In late 2023, we announced the launch of our new CME FX Spot+ as another tool for our customers to increase access, transparency and trading opportunities across spot FX and FX futures markets. CME FX Spot+ an all-to-all spot FX marketplace that will connect liquidity between two trading environments, whereby spot FX participants will have expanded access to CME FX futures liquidity in OTC spot terms within an open, transparent, central limit order book environment, while FX futures market users will see expanded access to OTC FX liquidity. We are expecting to start client testing in the second half of 2024.
Diversify our Business and Revenue - Our acquisition of NEX strengthened our role in global financial markets infrastructure and information services, adding complementary cash and OTC businesses and scale to our listed interest rate and FX products, while broadening our global client base. We are positioned to take direct advantage of growth in treasury issuance, unwinding of the Fed’s balance sheet, liquid treasury holdings and the trading of treasury instruments, as well as growing repo activity in the U.S. and Europe. The transaction expanded CME Group’s position in the large, highly competitive and highly fragmented global FX marketplace, offering both order book trading and relationship-based trading solutions for customers. The acquisition added strength in underlying customer marketplaces, especially around regional bank customers and other market participants outside of North America and expanded our market data solutions beyond futures and options into cash and OTC offerings.
CME Group is well-positioned to capitalize on its ability to license CME Term SOFR, administered by our subsidiary, CME Group Benchmark Administration Limited. CME Term SOFR is the only SOFR rate endorsed by the Alternative Reference Rates Committee (ARRC) and the Federal Reserve Board has formally endorsed the forward-looking term rates based on SOFR. Through the end of 2023, we have licensed the CME Term SOFR benchmark to 2,975 firms and over 11,000 licensees in 100 countries.
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
In 2021, CME Group and IHS Markit (later acquired by S&P Global) established a 50/50 joint venture, OSTTRA. We contributed to OSTTRA our trade processing/post-trade businesses (Traiana, TriOptima and Reset) and IHS Markit contributed its MarkitSERV business. OSTTRA serves as the leading optimization business and provider of progressive post-trade solutions for the global OTC markets across interest rate, FX, equity and credit asset classes.
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
We provide a comprehensive multi-asset class clearing solution to market participants for maximum operational ease and the capital efficiency that comes with connecting to our clearing house. Our clearing services offer the ability to optimize collateral and capital efficiencies across portfolios within the clearing house while meeting the heightened regulatory requirements on derivatives. The majority of our clearing volumes and activities are related to our listed futures and options, which represent the majority of our open interest and collateral held against these positions. We also offer clearing services for OTC interest rate swaps, FX forwards and commodity swaps.
In 2023, we launched CME SPAN 2 for certain futures and options on energy products, an enhancement of our Standard Portfolio Analysis of Risk (SPAN) margin framework, which provides enhanced risk management capabilities in a single, unified interface across futures and options, cleared OTC products and portfolio margining programs. In 2024, we are expecting to expand SPAN 2 to other asset classes. As CME SPAN 2 is implemented, margins for diversified portfolios will consist of products using the enhanced CME SPAN 2 framework, in addition to the existing SPAN framework, ensuring appropriate levels of offsets will continue to be provided across products subject to the SPAN and SPAN 2 frameworks.
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
Cross-margining allows firms to achieve portfolio margin efficiencies for offsetting positions between two clearing houses, including CME and Fixed Income Clearing Corporation (FICC) or CME and Options Clearing Corporation (OCC), through reduced performance bond requirements. Through an enhancement to our arrangement with FICC, in January 2024, we began offering enhanced capital efficiencies to our eligible clearing members when trading U.S. Treasury securities and CME interest rate futures.
Partnership with Google Cloud - In November 2021, we announced a 10-year strategic partnership with Google Cloud to accelerate CME Group’s move to the cloud, which we expect will transform derivatives markets by expanding access and creating efficiencies for market participants. The partnership will focus on expanding access to CME Group’s infrastructure, advancing real-time data and analytics capabilities, co-innovating new products and services, increasing efficiencies and driving resiliency in the financial markets’ ecosystem. In 2022, we built our cloud instance on the Google Cloud platform. In 2023, we have been executing against the plans to move our non-latency sensitive applications, including clearing and data, to the Cloud. The migration of these applications will enable us to commercialize and launch new clearing and data products.
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
We offer equity index futures and options on key benchmarks, including S&P, Nasdaq, Dow Jones, FTSE Russell and fixed income index futures. These products are listed by us subject to license agreements with the applicable owners of the indexes, some of which are exclusive. In connection with S&P Dow Jones Indices, we have a license agreement (S&P License Agreement) for certain S&P stock indexes and related trade names, trademarks and service marks in connection with the creation, marketing, trading, clearing and promoting of futures contracts and/or options on futures contracts that are indexed to certain S&P stock indexes. Our license for the S&P 500 Index will be exclusive for futures and options until one year prior to the termination of the S&P License Agreement, and non-exclusive for the last year. The license for the other S&P stock indexes is generally exclusive for futures and options. The term of the S&P License Agreement will continue until the date that is one year after the date that CME Group ceases to own at least 5% (accounting for dilution) of the outstanding interests in S&P Dow Jones Indices. Upon the occurrence of certain events, including certain terminations of the joint venture, the term may be extended up to an additional ten years. In connection with S&P Dow Jones Indices, we also have an exclusive license agreement (Dow Jones License Agreement) for certain Dow Jones indexes. The initial term of the agreement is through June 30, 2026. Following the initial term, the Dow Jones License Agreement will automatically renew for renewal terms of five years thereafter, so long as there is open interest in any of CBOT’s or its affiliates’ products based on one or more of the Dow Jones licensed indexes. In the event there is no open interest in any such products, then we may terminate the agreement. We also have an exclusive license agreement for certain Nasdaq indexes through 2029. In 2015, we entered into an exclusive license agreement with FTSE Russell and launched the E-mini Russell 2000 futures in 2017. We pay the applicable third-party, per-trade fees based on contract volume under the terms of these licensing agreements. A copy of the S&P License Agreement has been filed as a material contract.
Additionally, CME Group is the distributor of CME Term SOFR, a daily set of forward-looking interest rate estimates, calculated and published for 1-month, 3-month, 6-month and 12-month tenors and administered by CME Group Benchmark Administration Limited, a U.K. regulated subsidiary.
We cannot guarantee we will be able to maintain the exclusivity of our licensing agreements with S&P, Dow Jones, Nasdaq and FTSE Russell or be able to maintain existing exclusive and non-exclusive licensing arrangements beyond the term of the current agreements or that any renewal will be on terms as favorable to us. In addition, we cannot guarantee that others will not succeed in creating stock index futures based on information similar to that which we own or have obtained by license, or that market participants will not increasingly use other instruments, including securities and options based on the S&P, Dow Jones, Nasdaq or FTSE Russell indexes, to manage or speculate on U.S. stock risks or clients to select another interest rate alternative. Parties also may succeed in offering indexed products that are similar to our licensed products without being required to obtain a license, or in countries that are beyond our and/or our licensors' jurisdictional reach.
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
Please also refer to the discussion below and in "Item 1A - Risk Factors" beginning on page 16 for a description of competitive risks and uncertainties.
Competition in our Derivatives Exchange Business
We believe competition in the derivatives business is based on a number of factors, including, among others:
•brand and reputation;
•efficient and secure clearing, settlement and support services;
•depth and liquidity of markets;
•capital efficiencies;
•diversity of product offerings and frequency and quality of new product development and innovative services;
•ability to position and expand upon existing products to address changing market needs;
•efficient and seamless customer experience;
•transparency, reliability, anonymity and security in transaction processing;
•regulatory environment;
•connectivity, accessibility, flexibility in execution methods and distribution;
•technological capability and innovation; and
•overall transaction costs.
We believe we compete favorably with respect to these factors. Our deep, liquid markets; diverse and complementary product offerings; frequency and quality of new product development; and efficient, secure clearing, settlement and support services, distinguish us from others in the industry. We believe that in order to maintain our competitive position, we must continue to expand globally; develop and offer new and innovative products; enhance our technology infrastructure, including its reliability, functionality and security; maintain liquidity and low transaction costs; continue to strengthen our risk management capabilities and solutions; and implement customer protections designed to ensure the integrity of our market and the confidence of our customers.
We compete in a large and expanding financial services trading, clearing and settlement marketplace globally. Our competitors include, among other entities, exchanges such as Intercontinental Exchange, Inc. (ICE), the Chicago Board Options Exchange (CBOE), Euronext N.V., the Hong Kong Exchanges and Clearing Limited and Deutsche Börse AG. We have also seen the emergence of new players in the derivatives exchange business, in some cases backed by market makers and broker-dealers, as well as crypto platforms. Competition also includes alternative means of developing exposures through alternative instruments (depending on market factors) such as cash, OTC, ETFs, options, warrants, contracts for differences, structured products and other offerings and incorporates large customer and channel internalization of trade flows and data. New emerging competitors have targeted different segments of our industry, with multiple execution models and products, and emerging technologies will continue to offer additional alternative products in the future. Competition in our industry continues to be dynamic, and recent developments and alliances may result in a growing number of well-capitalized trading service providers that compete with all or a portion of our business.
Competition in our CME Clearing Business
In recent years there has been increased competition in the provision of clearing services, and we expect competition to continue to increase in connection with compliance with Dodd-Frank, EMIR 2.2, Basel III, MiFID II and other various laws and regulations.
Our competitors in the clearing services space include, among others, companies such as ICE, LCH Group, OCC, CBOE Clear, Depository Trust & Clearing Corporation, Hong Kong Exchanges and Clearing, Japan Securities Clearing Corporation, LME Clear and Deutsche Börse AG. In light of the implementation of new regulatory requirements and other financial services reforms, we believe other exchanges and infrastructure providers also may undertake to provide clearing and other related post-trade services in the U.S. as CFTC-regulated clearing organizations.
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
Competition in our Cash Markets Business
The cash markets businesses face substantial competition across a wide array and growing number of venues. In FX, the marketplace is highly fragmented, and there is competition from other electronic communication networks, single-dealer platforms, bank-owned multi-participant platforms, streaming and request for quote services, trading venues tied to data platforms, voice brokers, other broker enabled platforms and other venues. There is a growing array of platforms and technologies, often owned by well-capitalized financial institutions and intermediaries that are also driving internalization of client FX trade flows. In the fixed income space, there are also multiple providers of treasury, European and U.S. repo, and European bond trading, as well as other products such as corporate bonds, municipal bonds, mortgage-backed bonds and agencies, and a multitude of competitors and new entrants offering single-dealer liquidity, bank-owned multi-participant platforms, streaming and request for quote services, and other broker and exchange-enabled platforms. There is also increasing competition from foreign government entities providing financial inducements to establish new FX trading venues in their countries. A key strategy of a number of these alternative and emerging venues, is to offer their services at a significantly lower price in comparison to the established EBS and BrokerTec platforms, with the aim of enticing customer business, and the resulting market share, away from our markets.
Competition in our Market Data Business
Technology companies, market data and information vendors and front-end software vendors also represent actual and potential competitors because they have their own substantial market data calculation and distribution capabilities that could serve as alternative means for receiving open market data feeds instead of connecting directly to our exchange. Multiple other industry participants offer both referential and indicative pricing alternatives to our offerings, which are widely distributed and available across a variety of media. Distributors and consumers of our market data also may use our market data as an input into products that compete against our traded or cleared products. Although we may receive license fees for such products, such fees may not offset the impact of any loss in revenue from our comparable product.
Regulatory Matters
Our businesses are regulated and serve a customer base that includes regulated market participants, and as such, we are subject to extensive regulation, primarily in the U.S., U.K. and E.U. Developments in the regulatory environment therefore have the potential to significantly affect our businesses.

Please also refer to the discussion below and in "Item 1A - Risk Factors" beginning on page 16 for a description of regulatory and legislative risks and uncertainties.
Regulation of our Derivatives Business, CME Clearing, the NEX SEF and Swap Data Repositories
Our operation of our U.S. futures exchanges, CME Clearing and the NEX SEF are subject to extensive regulation by the CFTC that requires our regulated subsidiaries to satisfy the requirements of certain core principles relating to the operation and oversight of our markets and our clearing house. The CFTC carries out the regulation of the futures and swaps markets and clearing houses in accordance with the provisions of the Commodity Exchange Act as amended by, among others, the Commodity Futures Modernization Act and Dodd-Frank.
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
Regulation of our Cash Markets Business
The operation of BrokerTec subjects us to regulation by the Financial Industry Regulatory Authority (FINRA) and the U.S. Securities and Exchange Commission (SEC) as a broker-dealer and alternative trading system operator. BrokerTec is also subject to regulation by the FCA in the U.K., as a multilateral trading facility, in the E.U., under the AFM, as a regulated market and by the applicable regulators in Singapore and Canada.
Our EBS business is regulated by the Commodity Futures Trading Commission (CFTC) as a registered swap execution facility (SEF) and by the Financial Conduct Authority (FCA) as a MiFID Multi-Lateral Trading Facility (MTF) and holds various permissions, approvals and exemptions globally, including those that subject certain of its activities to CFTC, FCA, AFM, Monetary Authority of Singapore, Australian Securities and Investments Commission, Hong Kong Monetary Authority and Canadian oversight.
The settlement of matched principal and exchange-traded businesses requires access to clearing houses either directly or through third-party providers of clearing and settlement services. BrokerTec Americas is a member of the Fixed Income Clearing Corporation, through which it clears U.S. Treasury and repo products. Our BrokerTec business operated in the EU also connects to LCH Limited, LCH SA, BME Meff Clear and Cassa di Compensazione e Garanzia (CC&G), who acts as central clearing participants in the European and U.K. Gilt Repo markets.
Regulation of our Market Data Business
Our subsidiary, CME Group Benchmark Administration Limited, is a registered benchmark administrator, authorized and supervised by the FCA under the UK Benchmark Regulations. CME Group Benchmark Administration Limited administers a variety of different multi-asset class data products, including CME Term SOFR.
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
Our key areas of focus in the regulatory environment are:
•The implementation of a transaction tax or user fee in the U.S., U.K. or E.U., or in the States of Illinois or New Jersey, which could discourage institutions and individuals from using our markets or products or encourage them to trade in another less costly jurisdiction. Legislation to impose a financial transaction tax has been proposed previously in the U.S. Congress, Illinois General Assembly and State of New Jersey Legislature. Additionally, from time to time, the proposed U.S. Presidential budget request has included a proposal to impose a user fee to fund all or a portion of the budget of the CFTC. Legislation would be necessary to impose such a fee. Federal legislation has previously been proposed by Congress that would impose a user fee on digital asset spot markets to fund CFTC regulation of those assets. Such a user fee, if adopted, could potentially be expanded to apply more broadly to the futures and options markets.
•Legislation that proposes to eliminate the 60/40 tax treatment of certain of our futures and options contracts, which would result in 60% of the gains being taxed at the short-term capital gain rate instead of the long-term capital gain rate. This would impose a significant increase in tax rates applicable to certain market participants and could result in a decrease in their trading activity.
•Certain provisions in relation to the E.U. Regulations on Benchmarks have yet to come into effect, as the E.U. has extended transitional periods until the end of 2025, and has proposed further legislative changes to apply from 2025 onwards. It remains possible that data, pricing and analytics provided by CME Group for use by E.U. supervised entities and use of those benchmarks may be impacted in the future.
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
•New regulations governing treasury market structure, including potential clearing obligations or promotions of all-to-all cash models. The SEC adopted a rule in December 2023, mandating central clearing of U.S. Treasury securities and repurchase agreements. This will require infrastructure changes to facilitate access to clearing for all participants, including indirect participants, to ensure continued liquidity in these critical markets (i.e., ensure access to FICC's clearing and settlement services for indirect participants).
•Basel III Endgame rules. In July 2023, the Federal Reserve Board, Federal Deposit Insurance Corporation, and Office of the Comptroller of the Currency jointly proposed changes to the regulatory capital framework for global systematically important banks (GSIBs), to implement international capital standards issued by the Basel Committee on Banking Supervision. The proposal would require GSIBs to hold increased capital for OTC exposures that they centrally clear for clients.
•Financial Stability Board (FSB) consultation proposing that central counterparties (CCPs) maintain separate, dedicated resources and tools for resolution. The FSB cannot dictate the implementation of its standards, including in the U.S., but has historically exerted pressure on local jurisdictions to adopt its proposals. While the CFTC has not indicated any intention to support such a proposal, if it were supported in the U.S., this proposal could negatively impact cleared markets by increasing costs, reducing participation, and disincentivizing default management participation. The FSB consultation also supports early intervention by resolution authorities which could preempt CCP recovery efforts and the role of the CFTC.
•The potential for regulatory or policy actions that could result in changes to market structure for the clearing of derivative transactions, which may impact our business model or the competitive landscape of the industry.
Please also see "Item 1A - Risk Factors" beginning on page 16 for additional information on our areas of regulatory risks.
Human Capital Management
We rely on a highly skilled and experienced global workforce to meet our business objectives. As of December 31, 2023, our global employee population consisted of approximately 3,565 staff, with 62% (approximately 2,200) of these employees working in the United States. and the remaining 38% (approximately 1,365) working in our various non-U.S. locations (Australia, Brazil, Canada, China, France, Hong Kong, India, Japan, Mexico, Netherlands, Singapore, South Korea, Sweden, Switzerland and the U.K.).
We recognize that fostering a diverse and inclusive global culture is critical to our business success. We provide our workforce with a compelling employee experience that allows us to attract, retain and develop industry-leading talent. We are continually seeking new ways to challenge, develop and support our employees. Select highlights of our employee experience include the following:
•We offer a wide range of benefits designed to support our employees’ health and well-being, retirement needs and work/life balance.
•We provide a variety of avenues for employees to grow their expertise, including tuition assistance for continuing education, onsite and virtual-led professional development training courses, access to external seminars and technical skills training and over 10,000 online educational courses. We also offer an integrated series of customized leadership development programs to prepare employees for each stage of their careers.

•Our competitive compensation programs align employee rewards with shareholder interests and emphasize our pay-for-performance philosophy.
•Our Employee Resource Groups (ERGs) play a crucial role in advancing a more diverse and inclusive culture. By creating communities of colleagues with shared backgrounds and interests, our ERGs help us attract, develop and retain the critical talent we need to continue to grow our business and ultimately enhance the employee experience for all. Membership is open to all CME Group employees around the globe.
We regularly conduct employee engagement surveys. We also monitor human capital metrics, such as voluntary turnover, internal placement for open roles and promotions to understand where further workforce investments may be necessary. During 2023, our performance against these metrics was:
•5.6% voluntary turnover
•30.4% of open roles filled with internal candidates
•17.1% of employees promoted
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
We have anchored our commitment to diversity and inclusion by incorporating it into our corporate goals, and our Chief Human Resources Officer provides our senior management and Board with regular updates. Our Diversity and Inclusion (D&I) Council is responsible for driving our corporate D&I strategy. Members of our management team and employees from across our global workforce serve on the D&I Council, representing a wide variety of backgrounds and perspectives.
For more information regarding our D&I and sustainability practices and to review our annual Environmental, Social and Governance Reports, including our report for 2023 when issued, please visit: https://www.cmegroup.com/company/corporate-citizenship/esg.html. Information made available on our website does not constitute a part of this Annual Report on Form 10-K.
Information about our Executive Officers
The following are CME Group's executive officers. Ages are as of February 7, 2024.
Terrence A. Duffy, 65. Mr. Duffy has served as our Chairman and Chief Executive Officer since 2016. Mr. Duffy previously served as our Executive Chairman and President since 2012 and as Executive Chairman from 2006. Mr. Duffy has been a member of our board of directors since 1995. He also served as President of TDA Trading, Inc. from 1981 to 2002 and has been a member of our CME exchange since 1981.
Sunil Cutinho, 52. Mr. Cutinho has served as our Chief Information Officer since February 2022 and previously served as President of CME Clearing since 2014. He joined CME Group in 2002 and since then has held various positions of increasing responsibility within the organization, including as Managing Director, Deputy Head of CME Clearing from April 2014 through September 2014.
Lynne Fitzpatrick, 45. Ms. Fitzpatrick has served as our Chief Financial Officer since April 2023 and in her role is responsible for overseeing the company's corporate finance, accounting, investor relations, treasury, real estate, business development, corporate strategy, strategic investments, pricing and procurement functions. She previously served as Deputy Chief Financial Officer since 2022 and Managing Director of Corporate Development and Treasurer of CME Group since 2017. Since joining the company in 2006, Ms. Fitzpatrick has held a variety of positions with increasing levels of responsibility within the finance organization. Prior to CME Group she worked as an investment banker at Credit Suisse and UBS.
Julie Holzrichter, 55. Ms. Holzrichter has served as our Chief Operating Officer since 2014 and in February 2022, her role expanded to also oversee our Clearing and Post-Trade division. She previously served as our Senior Managing Director, Global Operations from 2007. Ms. Holzrichter rejoined us in 2006 as our Managing Director, CME Globex Services and Technology Integration. Ms. Holzrichter previously held positions of increasing responsibility in our organization from 1986 to 2003 in trading operations. Ms. Holzrichter also serves as a director of Constellation Energy Corporation.
Jonathan Marcus, 55. Mr. Marcus has served as our Senior Managing Director and General Counsel since October 2022. Prior to joining CME Group, Mr. Marcus most recently worked in private practice as a partner at Reed Smith LLP, where he specialized in derivatives regulation, litigation and enforcement. He previously served as General Counsel of the CFTC from 2013 to 2017. Mr. Marcus also served as the CFTC's Deputy General Counsel for Litigation and as an Assistant to the Solicitor

General of the United States. His career also includes senior roles at other nationally recognized law firms and he began his career as a clerk for Judge Jose Cabranes of the U.S. Court of Appeals for the Second Circuit.
Tim McCourt, 45. Mr. McCourt has served as Senior Managing Director, Global Head of Financial and OTC Products since June 2023. Before that he was the global head of Equity and FX Products. He is responsible for leading the development and execution of the company’s global interest rate, equity index, foreign exchange, OTC, cryptocurrency and alternative investment product strategies. He also serves on the S&P Dow Jones Indices U.S. Advisory Panel. Before joining CME Group in 2013 as Global Head of Equity Products, Mr. McCourt worked for the Royal Bank of Scotland (RBS), where he was responsible for building and managing the Americas Index and Delta One trading book. Prior to RBS, he held a senior trading role with JPMorgan in New York, spending 10 years with the Equity Derivatives Group.
Hilda Harris Piell, 56. Ms. Piell has served as our Chief Human Resources Officer since 2007. A practicing attorney for seventeen years, Ms. Piell previously held positions of increasing responsibility in our Legal & Market Regulation division, most recently as Managing Director and Senior Associate General Counsel. Prior to joining CME Group in 2000, Ms. Piell served as Associate Commercial Counsel at MCI Telecommunications (1996-2000) and Associate Litigation Attorney at Jenner & Block (1992-1996). Her career also includes service as a clerk for a judge of the U.S. District Court for the Northern District of Illinois.
Derek Sammann, 55. Mr. Sammann has served as our Senior Managing Director, Global Head of Commodities and Options and International Markets since November 2021 and previously served as our Senior Managing Director, Commodities and Options Products since 2014. He previously served as our Senior Managing Director, Financial Products and Services since 2009 and Global Head of Foreign Exchange Products since joining us in 2006. Prior to joining us, Mr. Sammann served as Managing Director, Global Head of FX Options and Structured Products at Calyon Corporate and Investment Bank in London from 1997 to 2006. Mr. Sammann serves as a member of the Board of Directors of the following entities: the Dubai Mercantile Exchange, the COMEX Board of Governors and the Commodities Markets Council, where he also serves as Treasurer. He also serves on the Shanghai Gold Exchange’s International Advisory Board, the Commodity Futures Trading Commission's Agricultural & Energy and Environmental Markets Advisory Committees, and the Security Traders Association’s Listed Options Committee.
Suzanne Sprague, 43. Ms. Sprague has served as Senior Managing Director & Global Head of Clearing and Post-Trade Services for CME Group since February 2022. She joined the company in 2002 and has held numerous roles and leadership positions in financial management and risk management since that time. During her tenure, she has played a key role in the company’s development of risk management policy. Since 2015, she served as Managing Director, Credit & Liquidity Risk, Risk Policy & Banking, overseeing CME Clearing’s exposure to counterparty credit risk, liquidity risk management and financial performance, acceptable collateral and collateral services, risk management policies and procedures, financial operations, and banking.
Jack Tobin, 60. Mr. Tobin has served as Managing Director and Chief Accounting Officer since 2015. Mr. Tobin most recently served as our Managing Director, Corporate Finance since 2007. Prior to our merger with CBOT Holdings, Mr. Tobin served as the Director, Corporate Finance for CBOT Holdings and CBOT from 2002 to 2007. Prior to joining CBOT, Mr. Tobin served as a principal consultant with PricewaterhouseCoopers from 1997 to 2002. Mr. Tobin is a registered certified public accountant.
Kendal Vroman, 52. Mr. Vroman has served as our Chief Transformation Officer since November 2021. He previously served as Senior Managing Director, International and Optimization Services since February 2020 and as our Senior Managing Director, Cash Markets and Optimization Service since 2018. Since joining the company in 2001, he has held a variety of senior leadership roles, including Managing Director, Planning and Execution; Global Head, Commodity Products and OTC Solutions, and Managing Director and Chief Corporate Development Officer. Prior to joining us, Mr. Vroman most recently served as Vice President, Corporate Operations/Chief of Staff to the Chief Executive Officer for marchFirst Inc.
Julie Winkler, 49. Ms. Winkler has served as our Chief Commercial Officer since 2016. She leads the company’s sales, product marketing, research and product development, data analytics, and innovation lab functions, as well as the data services business line. She previously served as Senior Managing Director, Research and Product Development and Index Services of CME Group since 2014 and as Managing Director, Research and Product Development since 2007. Prior to our merger with CBOT Holdings, Ms. Winkler held positions of increasing responsibility for CBOT Holdings since 1996. Ms. Winkler also serves as a director of S&P Dow Jones Indices LLC.
AVAILABLE INFORMATION
Our website is www.cmegroup.com. Information made available on our website does not constitute part of this document. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Our corporate governance materials may also be found on our website. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other reports that we file or furnish with the SEC at http://

www.sec.gov. Copies of these materials also are available to shareholders free of charge upon request to Shareholder Relations, officeofthesecretary@cmegroup.com. Information regarding our sustainability practices is available in our annual Environmental, Social and Governance Reports, including our report for 2023 when issued, at the following: https://www.cmegroup.com/company/corporate-citizenship/esg.html.
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
•economic, political and geopolitical market conditions, including the instability caused by wars;
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
•competition;
•changes in government monetary policies and the U.S. Federal Reserve and other international banks' forecasted interest rates;
•availability of capital to our market participants and their appetite for risk-taking;
•levels of assets under our customers' management;
•volatile weather patterns, droughts, natural disasters and other catastrophes;
•pandemics affecting our customer base or our ability to operate our markets; and
•consolidation or expansion in our customer base and within our industry.
Any one or more of these factors may contribute to reduced activity in our markets. Historically, periods of heightened uncertainty have tended to increase our trading volume due to increased hedging activity and the increased need to manage the risks associated with, or speculate on, volatility. However, in the period after a material market disturbance, there may persist extreme uncertainties, which may lead to decreased volume due to factors such as reduced risk exposure, fluctuating interest rates, central bank asset purchase programs and lack of available capital. The shifts in market trading patterns we experienced as a result of the financial crisis of 2008 may or may not recur in the future, and our business will be affected by future economic uncertainties, which may result in decreased trading volume and a more challenging business environment for us. A reduction in overall trading volume or in certain products could render our markets less attractive to market participants as a source of liquidity, which could result in further loss of trading volume and associated transaction-based revenue. Material decreases in trading volume would have a material adverse effect on our financial condition and operating results.
Please see "Item 1A - Risk Factors - Risks Relating To Our Business" beginning on page 20 for additional information.
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
Our businesses and those of many of our clients have been and continue to be subject to extensive legislation and regulatory scrutiny, and we face the risk of continued increasing oversight and changes to our regulatory environment and business in the future and have incurred and expect to continue to incur significant costs to comply. Additional new laws or regulations or changes in enforcement practices applicable to our businesses or those of our clients could be imposed in the U.S. or other jurisdictions, which could change, or require us to change, our business practices or the structure of our business, including its current governance, risk oversight or regulatory structure, or impose significant costs on us by, for example, requiring more of our funds to be set aside for the guaranty fund or to meet other compliance requirements. This could adversely affect our ability to compete effectively with other institutions that are not affected in the same way or impact our clients' overall trading volume and demand for our market data and other services. Additionally, regulations imposed on financial institutions or market participants generally may adversely impact their trading activity in our markets. To the extent the legislative and regulatory environment becomes more onerous for us or less beneficial for us or our customers, our business, financial condition and operating results could be negatively affected.
Legislation may be proposed, both domestically and internationally, that could, for example, add a transaction tax on our products or change the way our market participants are taxed on the products they trade on our markets. If such proposals were to become law, they could have a negative impact on our industry and on us by making transactions more costly to market participants, which may reduce trading and could make our markets less competitive, with a resulting negative impact on our business, financial condition and operating results.
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
BrokerTec Americas' matched principal platform facilitates anonymous trading in significant volumes from wholesale market participants, many of which are FICC members and understand that BrokerTec Americas is also a FICC member, such that their trades are expected to be novated promptly to FICC, which will be their ultimate counterparty. A failure of BrokerTec Americas to maintain its membership with FICC could adversely impact the willingness of such participants to continue trading on our platform. As part of maintaining its FICC membership, BrokerTec Americas is required to timely and fully meet all margin calls and other obligations established by FICC, and as such must maintain ready access to sufficient liquidity to satisfy those obligations. BrokerTec Americas maintains access to liquidity resources it believes will satisfy these obligations in normal and stressed circumstances, but there can be no guarantee it will never experience a shortfall.
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
If our products, markets and clearing services are not competitive or are viewed as less competitive, our business, financial condition and operating results could be adversely affected. A decline in our fees or loss of customers could lower our revenues, which would adversely affect our profitability.
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
Our role in the global marketplace places us at greater risk than other public companies for a cyber attack and other cyber-security risks. Our technology, our customers, our people and our third-party service providers are vulnerable to cyber-security threats, which could result in wrongful use of our data or our customers’ data or cause interruptions in our operations, which could cause us to lose customers and trading volume and result in substantial liabilities. We also could be required to incur significant expense to protect or remediate damage to our systems and/or investigate any alleged attack.
We regard the secure storage and transmission of data and the ability to continuously transact and clear on our electronic trading platforms as critical elements of our operations and our operational resiliency. Our technology, our customers, our people and our third-party service providers may be vulnerable to targeted attacks, such as "phishing" attacks, unauthorized access, fraud, computer viruses, denial of service attacks, terrorism, "ransomware" attacks, attacks created through artificial intelligence, firewall or encryption failures or other security or operational risks. Criminal groups, political activist groups and nation-state actors have targeted the financial services industry in general, including as a result of wars, and our role in the global marketplace places us at significant risk for a cyber attack and other information security threats. While to date we have not experienced cyber incidents that are individually, or in the aggregate, material, we and certain of our third party providers have experienced cyber attacks of varying degrees in the past.
Our usage of mobile, web, and cloud technologies, such as those pursuant to our partnership with Google Cloud, may increase our risk of a cyber attack. Our security defenses may also be impacted or breached due to employee error, malfeasance, system errors or vulnerabilities. Additionally, outside parties may attempt to fraudulently induce employees, users, customers or our third party providers to disclose sensitive information in order to gain access to our technology systems and data, or our customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the services we provide that could potentially have an adverse effect on our business, while resulting in regulatory penalties or the imposition of additional obligations by regulators or others. The regulatory environment related to information security, privacy, data collection, data usage and use of artificial intelligence is increasingly rigorous and complex, and any failure to comply may carry significant penalties and reputational damage.
We have designed our cyber defense program to mitigate such attacks and security risks through administrative, physical and technical safeguards. As part of our global information security and privacy programs, we employ resources to prevent, detect and respond to cyber attacks and security risks that could impact our people, processes and technology infrastructure, including rapid response to zero-day vulnerabilities. However, our security measures or those of our third-party providers, including any cloud-based technologies, such as those pursuant to our partnership with Google Cloud, may prove insufficient depending upon the attack or threat posed. Any security attack or breach could result in system failures and delays, malfunctions in our operations, loss of customers or lower trading volume, loss of competitive position, damage to our reputation, disruption of our business, legal liability or regulatory fines and significant costs, which in turn may cause our revenues and earnings to decline. We may be subject to litigation and financial losses that exceed our insurance policy limits or are not covered under any of our current policies.
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
We may be at greater risk from terrorism, which poses physical security risks and cybersecurity risks, than other companies.
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
Maintaining our reputation and brand is critical to attracting and retaining customers, investors and employees and to maintaining our relationships with our regulators and other government officials. Negative publicity regarding our company or actual, alleged or perceived issues regarding our company, products or services, including social and environmental concerns relating to our company or certain commodity products and increased impact from climate change or criticism or market reaction to the performance of our market in periods of extreme volatility, could give rise to reputational risk, which could significantly harm our business prospects. These issues may include, but are not limited to, any of the risks discussed in this Item 1A, including risks from customer disputes, system failures or intrusions, cybersecurity attacks, failures to meet our regulatory obligations, failures of a clearing firm or other counterparty, issues relating to our third-party suppliers, alleged or actual fraud or misconduct or manipulative activity, or ineffective risk management.
The success of our markets depends on our ability to complete development of, successfully implement and maintain electronic trading and clearing systems that have the functionality, performance, availability and resilience, capacity, security and speed required by our customers.
The success of our business depends in large part on our ability to create interactive electronic marketplaces for a wide range of products that have the required functionality, performance, availability and resilience, capacity, security and speed to attract and retain customers. In 2023, 92% of our overall contract volume was generated through electronic trading on our CME Globex electronic platform.
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
If we do not continue to enhance our electronic trading systems and technology offerings, including the development and migration of our marketplace and supporting operational and business functions to the cloud, if we are unable to develop our trading systems and technology offerings to include other products and markets, or if they do not have the required functionality, performance, availability and resilience, capacity, security and speed desired by our customers, our ability to successfully compete and our revenues and profits will be adversely affected.
Additionally, we rely on our customers' ability to have the necessary back office functionality to support our new products and our trading and clearing functionality. To the extent our customers and/or their third party providers are not prepared and/or lack the resources or infrastructure, the success of our new initiatives may be compromised.
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
•cybersecurity attacks;
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
We will need to continue to upgrade, expand and increase the capacity of our systems as our business grows and as we execute our business strategy. Although many of our systems are designed to accommodate additional volume and products and services without redesign or replacement, we will need to continue to make significant investments to accommodate the increases in volume of transactions and order transaction traffic and to provide processing services to third parties. If we cannot increase the capacity and capabilities of our systems to accommodate an increasing volume of transactions and to execute our business strategy, our ability to maintain or expand our businesses could be adversely affected.
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
Many of our customers rely on third parties, such as independent software vendors, to provide them with front-end systems to access our trading platforms and other back office systems for their trade processing and risk management needs. While these service providers have undertaken to keep current and certify as to our enhancements and make corresponding changes to their software to our interfaces and functionality, we cannot guarantee that they will continue to make the necessary monetary, resource and time investments to keep up with our enhancements and changes.
To the extent any of our service providers or the organizations that provide services to our customers in connection with their trading activities cease to provide these services or cease to provide these services in an efficient, cost-effective manner, or fail to adequately expand their services to meet our needs and the needs of our customers, we could experience decreased trading volume, lower revenues and higher costs. In addition, while we may be entitled to recovery for breaches of, or liabilities otherwise incurred in connection with, our agreements with third-party suppliers and service providers, such recovery is limited by the terms of these agreements and may not compensate us in full.
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
We offer a wide range of data services designed to support the trading, risk management, investment and business needs of our customers. Revenues from our market data and information services represented 12% of our total revenues during the years ended December 31, 2023 and December 31, 2022. Factors that may affect our performance and demand for our data include, but are not limited to:
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
•The protection of our intellectual property rights and identification of misappropriation and/or misuses of CME Group market data, including through the use of artificial intelligence; and
•Our ability to keep pace with technological developments and client preferences.
We may have difficulty executing our growth strategy and maintaining our growth effectively.
We continue to execute on strategic initiatives to grow our business, including efforts to serve the OTC markets and to distribute our products and services on a global basis, and other initiatives to enter new markets. There is no guarantee that our efforts will be successful. Continued growth will require additional investment in personnel, facilities, information technology infrastructure and financial and management systems and controls, and may place a significant strain on our management and resources. For example, if we encounter limited resources, we may be required to increase our expenses to obtain the necessary resources, defer existing initiatives or not pursue certain opportunities. We may not be successful in implementing all of the processes that are necessary to support our growth organically or, as described below, through acquisitions, other investments or strategic alliances and partnerships. Our growth strategy also may subject us to increased legal, compliance and regulatory obligations. Unless our growth results in an increase in revenues that is proportionate to the increase in our costs associated with our growth, our future profitability could be adversely affected, and we may have to incur significant expenditures to address the additional operational and control requirements as a result of our growth.
We intend to continue to explore acquisitions, other investments and strategic alliances. We may not be successful in identifying opportunities or in integrating the acquired businesses. Any such transaction may not produce the results we anticipate, which could adversely affect our business and our stock price.

We intend to continue to explore and pursue acquisitions and other strategic opportunities to strengthen our business and grow our company. We may make acquisitions or investments or enter into strategic partnerships, joint ventures and other alliances. The market for such transactions is highly competitive, especially in light of historical merger and acquisition activity in our industry. As a result, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance future transactions on terms favorable to us, which could impact our ability to identify growth opportunities. We may issue additional equity and/or debt as part of strategic partnerships with third parties, as was the case in connection with our transaction with Google Cloud. The issuance of additional equity in connection with any future transaction could be substantially dilutive to our existing shareholders. The issuance of additional debt could increase our leverage substantially.
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
The E.U.-U.K. Trade and Cooperation Agreement was effective on January 1, 2021. As a result of Brexit, we have established a CME Group business in the Netherlands, a member of the European Union, which allows BrokerTec and EBS to continue trading in regulated financial instruments to customers in the European Economic Area; however, this has resulted in, and may continue to result in, increased legal, compliance and operational costs.
Our risk management, compliance and monitoring programs might not be effective and may result in outcomes that could adversely affect our reputation, financial condition and operating results.
In the normal course of our business, we discuss matters with our regulators, including during supervisory engagements and regulatory examinations, and we are subject to their inquiry and oversight. Our regulators have broad enforcement and supervisory powers, including, for example, the power to censure, fine, issue cease-and-desist orders, prohibit us from engaging in some of our businesses or suspend or revoke our regulatory designations or the registration of our officers or employees who violate applicable laws or regulations. Our ability to manage our risks and comply with applicable laws and regulations in the jurisdictions where we operate is largely dependent on our establishment and maintenance of effective risk management, compliance and monitoring programs. In the case of alleged non-compliance with applicable laws or regulations, we could be subject to investigations and judicial or administrative proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages, which could be significant. Any of these outcomes may adversely affect our reputation, regulatory standing, financial condition and operating results. In extreme cases, these outcomes could adversely affect our ability to conduct our business.
We maintain risk management, compliance and monitoring policies, procedures and programs that are designed to prevent, detect, deter, monitor and manage our risks, including enterprise risk, compliance and internal audit programs, but such policies, procedures and programs may not be fully effective in their operation. Some of our risk management processes depend upon evaluation of information regarding markets, customers, employees, third parties or other matters or potential threats that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. Management of operational, financial, legal and compliance, regulatory, reputational and strategic risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. We cannot guarantee that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed.
We could be harmed by misconduct or errors that are difficult to detect and deter.
There continue to be highly publicized cases involving fraud or other misconduct or manipulative activity by employees of financial services firms and other market participants. Improper trading activity on our platforms by participants could include activities such as spoofing, layering, wash trading and manipulation. Misconduct by our employees and agents could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or the company, improper securities trading activities, circumvention of controls and procedures, improper use of assets, improper use and unauthorized disclosure of data or confidential information of the company or its customers, improper use of artificial intelligence or failure to provide effective oversight over artificial intelligence, among other potential misconduct.
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
Our business is dependent on proprietary technology and other intellectual property that we own or license from third parties. We own the rights to a large number of trademarks, service marks, domain names and trade names in the U.S., Europe, and other parts of the world. We have registered many of our most important trademarks in the U.S. and other countries. We hold the rights to a number of patents and have patent applications pending. Our patents cover match engine, trader user interface, trading floor support, market data, general technology and clearing house functionalities. We attempt to protect our proprietary technology and intellectual property rights by relying on trademarks, copyright, database rights, trade secrets, restrictions on disclosure, and other methods. Notwithstanding the precautions we take to protect our proprietary technology and intellectual property rights, it is possible that employees or third parties may copy, misappropriate, or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. In addition, in the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources, either of which could adversely affect our business.

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
As of December 31, 2023, we had approximately $3.4 billion of total indebtedness and we had excess borrowing capacity for general corporate purposes under our existing facilities of approximately $2.3 billion.
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
The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our debt service obligations. In addition, the agreements governing our outstanding indebtedness do not significantly limit our ability to incur additional indebtedness, which, particularly given changes in interest rates could increase the risks described above to the extent that we incur additional debt. Our regulated businesses are also required to maintain minimum capital requirements set by their applicable regulators.
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
Ten of our board members own trading rights, or are officers or directors of firms that own trading rights, on our derivatives exchanges. As members, these individuals may have interests that differ from or conflict with those of shareholders who are not also members. Our dependence on the trading and clearing activities of our exchange members, combined with the CME members' rights to elect six directors, may enable them to exert influence over the operation of our business.
Ten of our directors own, or are officers or directors of firms that own trading rights on our exchanges. We are dependent on the revenues from the trading and clearing activities of our exchange members. In 2023, 84% of our derivatives contract volume was derived from our members. This dependence may give them influence over how we operate our business.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.    CYBERSECURITY
As a highly regulated global financial services company, we understand the substantial operational risks for companies in our industry as well as the importance of protecting the information and data of our clients and employees. As such, our Global Informational Security (GIS) Program is designed and operated to mitigate information security risks and threats to the company. Its intent is to safeguard the confidentiality, integrity and availability of our information and services. The GIS Program is designed to strengthen the integrity of the global markets we support, protect CME Group’s information assets, maintain client and employee trust, support our pursuit of strategic objectives, contribute to shareholder value and preserve our reputation and brand. We implement technical, physical and administrative safeguards to protect the confidential and sensitive information of our clients, employees and other information under CME Group’s stewardship. We manage cybersecurity risk to the organization as part of our business strategy, risk management and financial functions in alignment with our overall Enterprise Risk Management Program and regularly engage with the risk committee of the board of directors and the board of directors as a whole regarding the effectiveness of the GIS Program.
The GIS Program is led by CME Group’s Chief Information Security Officer (CISO), who has worked in various roles in information security for over 20 years, and has led our GIS Program for more than four years since joining the company in 2016 in a senior role in GIS. The CISO reports to our Chief Information Officer (CIO), a member of our Management Team. Our GIS team is comprised of over 200 full-time employees, many of which hold cybersecurity, risk, or management certifications, such as Certified Information Systems Security Professional, Certified Information Security Manager, Certified in Risk and Information Systems Control, Series 99, Certified Information Systems Auditor, Project Management Professional, various cloud provider certifications and various levels of ITIL certifications. As part of our GIS Program, CME Group operates a state-of-the-art Cyber Defense Center that virtually links 24/7 to our international operational cybersecurity teams and serves as a global hub for cybersecurity risk management activities, including log collection, event monitoring, threat detection and incident response, resiliency, operations, vulnerability management and the proactive collection and processing of both open source and proprietary threat and intelligence feeds allowing the company to efficiently manage, investigate and respond to cybersecurity events. Our GIS team conducts analyses and aims to prevent, detect and respond to systemic events that might threaten our company, industry or the economy.
The GIS Program includes a Cyber Defense team, which manages the Incident Response Plan (IRP). This Cyber Defense team consists of subject matter experts from GIS and Information Governance, who work together to monitor and respond to cybersecurity incidents. The IRP outlines our cyber and incident response policies and governs our incident response lifecycle, which divides overall incident response into serial phases. The Crisis Management Team (CMT) is responsible for oversight during an incident, in conjunction with the Cyber Coordination Team (CCT). The CCT manages responses to cybersecurity and compliance incidents, collaborating with subject matter experts (SMEs) from various departments in response to specific incidents. When an incident reaches a certain threshold of severity, our CISO and CIO escalate the matter to our Chief Operating Officer, who is another member of our Management Team, to determine next steps, as well as possible customer and external communication. Throughout the incident response process, the Legal team is engaged, as appropriate, and helps consider whether disclosure is required once a determination is made in connection with the company’s leadership and the CMT.
We identify, assess and manage material risks from cybersecurity threats through our GIS Program as follows:
•We deploy a defense-in-depth strategy, acknowledging the importance of people, processes and technology in upholding information security. The strategy incorporates multiple layers of controls, including, monitoring, vulnerability management, identity and access management and security assessments.
•Our program is based on the National Institute of Standards and Technology Cybersecurity Framework (NIST) and other technical standards and frameworks.
•We have a robust cybersecurity defense response plan that provides a documented framework for handling security incidents and facilitates coordination across multiple parts of the company.
•We invest in threat intelligence and operate a state-of-the-art Cyber Defense Center, which acts as our hub of information sharing and threat intelligence analysis.
•We incorporate external expertise and reviews into our cybersecurity risk management program and continue to engage a leading professional consulting firm to assist our company in incorporating cybersecurity best practices.
•We provide annual cybersecurity awareness and ongoing phishing training, such as routinely performing cybersecurity attack simulation exercises, which includes participation from various levels of management.
•Following a risk-based approach, we conduct due diligence reviews of our third party providers for potential cybersecurity risks to the company. Our Enterprise Risk Management (ERM) team oversees our Third Party Risk Management (TPRM) program, which partners with our GIS, Information Governance, and Operational Resilience groups to manage and monitor third party risk of CME Group vendors and certain third parties of customers (fourth parties). The teams monitor cyber-related incidents and known third party vulnerabilities with the goal of enhancing processes, improving risk management and partnering on exit planning and testing for certain vendors associated with essential functions.
•We have insurance against certain cybersecurity and privacy risks and attacks.
•We are an active participant in the financial services industry and government forums and information sharing programs, designed to improve both internal and sector cybersecurity defense. These valuable external partnerships are established and maintained in order to gain more timely, comprehensive and actionable threat information across geographies and industries and to facilitate the exchange of best practices and security techniques. They allow for a high degree of collaboration and cooperation with local, state, federal, and international law enforcement and intelligence agencies, industry groups, and other private sector chief information security officers.
•We regularly test the design and effectiveness of our information security controls and processes through a program of testing performed by internal and independent third-party teams. Gaps and opportunities identified through testing are assigned to certain members of management and tracked through to closure. Testing activities support a variety of regulatory requirements and external industry certifications held by CME Group.

The board provides oversight of cybersecurity risks and has designated primary responsibility to the risk committee who oversees our information security programs, including cybersecurity, and is actively involved in monitoring the progress of key cybersecurity initiatives. Our board and risk committee receive regular updates on the activities and effectiveness of our GIS Program, including reports on incident response plan testing exercises and results of compliance testing and third-party evaluation results. Our CISO provides quarterly, or as needed. reports and updates to our board and risk committee on the company's cybersecurity risk management program and meets with the risk committee at least annually in a private session. The CISO has an indirect reporting line to the risk committee. We also engage with a leading professional consulting firm to provide regular updates to the board on cybersecurity-related risks in the evolving threat landscape and to provide education on best practices for board oversight of our GIS Program.
Historically, and at the time of this filing, we have not experienced cybersecurity incidents that were deemed by the company to be material individually or in the aggregate, or reasonably likely to be material, but we have experienced cyber attacks of varying degrees in the past.
See "Item 1A - Risk Factors" beginning on page 16 for additional information on cyber attacks and other cybersecurity risks the company faces.
ITEM 2.    PROPERTIES
Our corporate headquarters are located at 20 South Wacker Drive, Chicago, IL, where we lease approximately 545,000 square feet of general office space. This lease expires in 2032. Our European headquarters are located at the London Fruit & Wool Exchange at 1 Duval Square, London, where we lease approximately 120,000 square feet of general office space. This lease expires in 2038.
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
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Class A Common Stock
Our Class A common stock is currently listed on Nasdaq under the ticker symbol "CME." As of February 7, 2024, there were approximately 4,100 holders of record of our Class A common stock.
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
Class B shares and the associated trading rights are bought and sold or leased through our membership department. Although our Class B shareholders have special voting rights, because our Class B shares have the same equitable interest in our earnings and the same dividend payments as our Class A shares, we expect that the market price of our Class B common stock, if reported separately from the associated trading rights, would be primarily determined by the value of our Class A common stock. As of February 7, 2024, there were approximately 1,530 holders of record of our Class B common stock.
Preferred Stock
In 2021, we issued and sold in a private placement approximately 4.6 million shares of Series G Non-Voting Convertible Preferred Stock. Series G Non-Voting Convertible Preferred Stock is not listed on a national securities exchange or traded in an organized OTC market. These shares are convertible to Class A common stock at the discretion of the holder at a specified conversion rate, which is initially 1:1. Series G Non-Voting Convertible Preferred Stock has the same equitable interest in our earnings and the same dividend payments per share as our Class A shares on an as converted basis. As of February 7, 2024, there was one holder of record of our Series G Non-Voting Convertible Preferred Stock.
PERFORMANCE GRAPH
The graph below compares the cumulative five-year total return on CME Group Inc.'s Class A common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group of five companies that include: Cboe Global Markets Inc, Deutsche Boerse Ag, Intercontinental Exchange Inc, London Stock Exchange Group Plc and Nasdaq Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock, in the peer group and the S&P 500 index on December 31, 2018 and its relative performance is tracked through December 31, 2023.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	2019	2020	2021	2022	2023
CME Group Inc.	$109.67	$102.73	$133.02	$102.56	$134.67
S&P 500	131.49	155.68	200.37	164.08	207.21
Peer Group	131.21	154.03	184.43	160.15	195.00
Unregistered Sales of Equity Securities
Not applicable.

Issuer Purchases of Equity Securities

Period in 2023	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 to October 31	389	$214.25	—	$—
November 1 to November 30	—	—	—	—
December 1 to December 31	14,268	210.09	—	—
Total	14,657		—
 _______________
(1)Shares purchased consist of an aggregate of 14,657 shares of Class A common stock surrendered to satisfy employee tax obligations upon the vesting of restricted stock.

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
•Results of Operations: Includes an analysis of our 2023 financial results and a discussion of any known events or trends that are likely to impact future results.
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

Business Trends
Economic Environment. Our customers continue to use our markets as an effective and transparent means to manage risk and meet their investment needs. Trading activity in our centralized markets has fluctuated due to the ongoing uncertainty in the financial markets, fluctuations in the availability of credit, variations in the amount of assets under management as well as the Federal Reserve Bank’s interest rate policy. We continue to maintain high quality and diverse products as well as various clearing and market data services, which support our customers in any economic environment.
Competitive Environment. Our industry is competitive and we continue to encounter competition in all aspects of our business. We expect competition to continue to intensify, especially in light of ongoing regulatory reform in the financial services industry. Competition is influenced by our brand and reputation; the efficiency and security of our clearing. settlement and support services; depth and liquidity of our markets; diversity of product offerings, including frequency and quality of new product development and innovative services; our ability to position and expand upon existing products to address changing market needs; efficient and seamless customer experience; transparency, reliability, anonymity and security of transaction processing; the regulatory environment; connectivity, accessibility, flexibility in execution methods, and distribution; and technology capability and innovation, as well as overall transaction costs. We believe we are very well positioned with respect to these factors. Our asset classes contain products designed to address differing risk management needs, and customers are able to achieve operational and capital efficiencies by accessing our diverse products through our platforms and our clearing house. We compete in a large and expanding financial services trading, clearing and settlement marketplace globally. As markets continue to evolve, we will continue to adapt our trading technology and clearing services to meet the needs of our customers. The competitive environment to which we are subject is discussed in "Item 1 - Business" beginning on page 10.
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
Venue. Our exchange and platforms are an international marketplace that brings together buyers and sellers mainly through our electronic trading as well as through open outcry trading and privately negotiated transactions. Any customer who is guaranteed by a clearing firm and who agrees to be bound by our exchange rules is able to obtain direct access to our electronic platforms. Open outcry trading is conducted exclusively by our members, who may execute trades on behalf of customers or for themselves. Beginning in July 2023, open outcry trading is now limited to Secured Overnight Financing Rate (SOFR) options products following the permanent closure of most of our open outcry pits.
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
Expenses
The majority of our expenses do not vary directly with changes in our contract volume. However, licensing and other fee agreements can vary directly with certain equity, energy and swap volumes.
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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the years presented. For a comparison of our results of operations for the fiscal years ended December 31, 2022 to December 31, 2021, see "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 27, 2023.

			Year-over-Year Change
(dollars in millions, except per share data)	2023	2022	2023-2022
Total revenues	$5,578.9	$5,019.4	11%
Total expenses	2,143.2	2,003.5	7
Operating margin	61.6%	60.1%
Non-operating income (expense)	$717.9	$474.4	51
Effective tax expense rate	22.3%	22.9%
Net income attributable to CME Group	$3,226.2	$2,691.0	20
Diluted earnings per common share attributable to CME Group	8.86	7.40	20
Cash flows from operating activities	3,453.8	3,056.0	13

Revenues

			Year-over-Year Change
(dollars in millions)	2023	2022	2023-2022
Clearing and transaction fees	$4,588.5	$4,142.7	11%
Market data and information services	663.7	610.9	9
Other	326.7	265.8	23
Total Revenues	$5,578.9	$5,019.4	11
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

			Year-over-Year Change
	2023	2022	2023-2022
Total contract volume (in millions)	6,098.5	5,846.0	4%
Clearing and transaction fees (in millions)	$4,220.8	$3,758.5	12
Average rate per contract	0.692	0.643	8
We estimate the following net increase in clearing and transaction fees based on a change in total contract volume and a change in average rate per contract during 2023 compared with 2022.

Year-over-Year Change
(in millions)	2023-2022
Increase due to change in total contract volume	$174.7
Increase due to change in average rate per contract	287.6
Net increase in clearing and transaction fees	$462.3
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

			Year-over-Year Change
(amounts in thousands)	2023	2022	2023-2022
Average Daily Volume by Product Line:
Interest rates	12,517	10,818	16%
Equity indexes	6,698	7,650	(12)
Foreign exchange	954	987	(3)
Agricultural commodities	1,508	1,289	17
Energy	2,118	2,026	5
Metals	599	521	15
Aggregate average daily volume	24,394	23,291	5

Average Daily Volume by Venue:
CME Globex	22,353	21,712	3
Open outcry	1,145	800	43
Privately negotiated	896	779	15
Aggregate average daily volume	24,394	23,291	5
Electronic Volume as a Percentage of Total Volume	92%	93%
Market volatility within certain financial markets remained high throughout 2023. Interest rate volatility was higher as a result of higher inflation levels and market uncertainty following the collapse of two U.S. regional banks as well as uncertainty surrounding the Federal Reserve’s interest rate policy decision. The Federal Open Markets Committee (FOMC) has raised the federal funds rate multiple times throughout 2023 and there was uncertainty regarding additional rate changes in the future. In addition, the agricultural commodities and energy markets saw an increase in volatility as a result of more weather uncertainty in 2023 compared to 2022. However, overall equity index volatility leveled off following higher volatility in early 2022 caused by tensions and geopolitical uncertainty between Russia and Ukraine. We believe these factors contributed to the increase in total volume in 2023 compared with 2022.
Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. We no longer offer Eurodollar contract trading as of June 2023.

			Year-over-Year Change
(amounts in thousands)	2023	2022	2023-2022
Eurodollar futures and options:
Futures expiring within two years	87	1,100	(92)%
Options	41	833	(95)
Futures expiring beyond two years	21	440	(95)
SOFR futures and options:
Futures expiring within two years	2,545	1,479	72
Futures expiring beyond two years	850	282	n.m.
Options	1,726	440	n.m.
U.S. Treasury futures and options:
10-Year	2,701	2,497	8
5-Year	1,834	1,543	19
2-Year	838	682	23
Treasury Bond	587	503	17
Federal Funds futures and options	442	335	32
_________
n.m. not meaningful

In 2023 compared with 2022, overall interest rate contract volume increased as a result of higher overall volatility. We believe this was a result of fluctuating U.S. Treasury yields following interest rate hikes by the FOMC. We also believe the increase in interest rate volatility was due to market uncertainty regarding future FOMC rate changes in 2024 following improved market conditions the second half of 2023. In addition, market uncertainty following the collapse of two U.S. regional banks in the first half of 2023 also led to higher interest rate volatility. The increases in Secured Overnight Financing Rate contract (SOFR) volumes and the corresponding decreases in Eurodollar volumes were due to market participants transitioning to the new reference rate and away from Eurodollar contracts, which are based on LIBOR. The publication of the LIBOR rate concluded in the second quarter of 2023.
Equity Index Products
The following table summarizes average daily contract volume for our key equity index products.

			Year-over-Year Change
(amounts in thousands)	2023	2022	2023-2022
E-mini S&P 500 futures and options	4,154	4,535	(8)%
E-mini Nasdaq 100 futures and options	1,829	2,208	(17)
E-mini Russell 2000 futures and options	316	378	(16)
Equity index contract volume decreased due to lower overall volatility in 2023 when compared with 2022. Equity index volatility was high in 2022 as a result higher than expected inflation, as well as rising tensions and geopolitical uncertainty with Russia and Ukraine. We believe these factors led to lower overall equity contract volume in 2023 when compared with 2022.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

			Year-over-Year Change
(amounts in thousands)	2023	2022	2023-2022
Euro	252	263	(4)%
Japanese yen	185	167	11
British pound	111	129	(14)
Australian dollar	106	106	—
Overall foreign exchange contract volume decreased in 2023 when compared with 2022, which we believe is due to lower overall market volatility. Market volatility was higher in 2022 due to the global central banks' interest rate policy decisions as a result of higher than expected inflation.
Agricultural Commodity Products
The following table summarizes average daily volume for our key agricultural commodity products.

			Year-over-Year Change
(amounts in thousands)	2023	2022	2023-2022
Corn	444	418	6%
Soybean	319	268	19
Wheat	208	175	19
In 2023 when compared with 2022, overall commodity contract volume increased, due to higher overall market volatility. We believe this is a result of continued weather uncertainty due to a drier than average 2023 growing season. In addition, the first half of 2022 saw lower overall volatility within the commodities markets due to risk aversion by market participants following price increases and global trade uncertainty resulting from the conflict between Russia and Ukraine. We believe these factors contributed to higher overall commodity volume in 2023.

Energy Products
The following table summarizes average daily volume for our key energy products.

			Year-over-Year Change
(amounts in thousands)	2023	2022	2023-2022
WTI crude oil	1,087	1,108	(2)%
Natural gas	601	492	22
Refined products	336	328	2
Overall energy contract volume increased in 2023 when compared with 2022. We believe this is due to the uncertainty in the global energy markets caused by the continuing war between Russia and Ukraine and unrest in the Middle East. In addition, uncertain weather conditions led to an increase in overall natural gas volume. We believe these factors contributed to higher overall energy volume in 2023.
Metal Products
The following table summarizes average daily volume for our key metal products.

			Year-over-Year Change
(amounts in thousands)	2023	2022	2023-2022
Gold	356	318	12%
Copper	114	93	23
Silver	93	83	12
Overall metal contract volume increased in 2023 when compared with 2022, which we believe was attributable to higher overall market volatility within the gold and silver markets. Market uncertainty following the collapse of two U.S. regional banks and the Federal Reserve's interest rate policy decisions led to an overall increase in demand for gold and other precious metals as safe-haven investments. In addition, copper contract volume increased largely due to an increase in demand for copper in China following the lifting of restrictions from the COVID pandemic. We believe these factors led to the overall increase in metal contract volume.
Average Rate per Contract
The average rate per contract was higher in 2023 when compared with 2022. The increase in the average rate per contract was primarily due an increase in our fee structure that went into effect on February 1, 2023.
Cash Markets Business
Total clearing and transaction fees revenue in 2023 included $284.7 million of transaction fees attributable to the cash markets business, compared with $318.8 million in 2022. This revenue primarily includes BrokerTecs's fixed income volume and EBS foreign exchange volume.

			Year-over-Year Change
(amounts in millions)	2023	2022	2023-2022
BrokerTec fixed income transaction fees	$152.1	$164.7	(8)%
EBS foreign exchange transaction fees	132.6	154.1	(14)%
The related average daily notional value for the years ended 2023 and 2022 for key cash markets products were as follows:

			Year-over-Year Change
(amounts in billions)	2023	2022	2023-2022
European Repo (in euros)	$326.5	$345.2	(5)%
U.S. Treasury	106.1	126.1	(16)%
Spot FX	56.7	65.7	(14)%
Overall average daily notional values and transactions revenues for the cash markets business and spot FX business were lower in 2023 when compared with 2022. We believe the decrease in U.S. Treasury average daily notional value was due to a reduction in treasury issuances during the year. The decline in the spot FX average daily notional values was due to overall lower volatility in 2023 when compared with 2022. Volatility within the European Repo and spot FX markets were higher in 2022 as a result of the conflict between Russia and Ukraine and uncertainty surrounding the Federal Reserve's interest rate policy.
Concentration of Revenue
We bill a significant portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. No clearing firms represented at least 10% of our clearing and transaction fees in 2023. Should a clearing firm withdraw, we believe that the customer portion of the firm's trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from an ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
Market data and information services. In 2023 when compared with 2022, the increase in market data and information services revenue was largely attributable to price increases for certain products as well as an increase in usage for certain products.
The two largest resellers of our market data represented, in aggregate, approximately 32% of our market data and information services revenue in 2023. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer distributes our market data, we believe the majority of that vendor's customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Other revenues. In 2023 when compared with 2022, the increase in other revenue was largely attributable to higher custody fees as well as an increase in co-location and other connectivity fees.
Expenses

			Year-over-Year Change
(dollars in millions)	2023	2022	2023-2022
Compensation and benefits	$828.6	$753.1	10%
Technology	218.7	188.6	16
Professional fees and outside services	144.4	137.4	5
Amortization of purchased intangibles	226.6	227.7	—
Depreciation and amortization	126.0	134.9	(7)
Licensing and other fee agreements	322.8	320.0	1
Other	276.1	241.8	14
Total Expenses	$2,143.2	$2,003.5	7
2023 Compared With 2022
Operating expenses increased by $139.7 million in 2023 when compared with 2022. The following table shows the estimated impact of key factors resulting in the net increase in operating expenses.

(dollars in millions)	Year- over-Year Change	Change as a Percentage of 2022 Expenses
Non-qualified deferred compensation	$33.2	2%
Technology support services	29.7	1
Salaries, benefits and employer taxes	28.7	1
Currency fluctuation	26.1	1
Legal Fees	13.5	1
Employee separation and restructuring	10.3	1
Other expenses, net	(1.8)	—
Total	$139.7	7%

Overall operating expenses increased in 2023 when compared with 2022 due to the following reasons:
•An increase in our non-qualified deferred compensation liability during 2023, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to increases in compensation and benefits expenses.
•The increases in expenses related to technology support services were primarily driven by higher software license fees and third party services to support the ongoing Google Cloud transformation project.
•Salaries, benefits and employer taxes expenses were higher during 2023 than 2022 due to increases in headcount during the year, which were primarily attributable to additional headcount in the company's international locations.
•In 2023, we recognized a net loss of $12.9 million, compared to a net gain of $13.2 million in 2022, as a result of currency exchange fluctuations and realized foreign currency translation from entity liquidations done to simplify the corporate structure. Gains and losses from exchange rate fluctuations are recognized in the consolidated statements of net income when subsidiaries with a U.S. dollar functional currency hold certain monetary assets and liabilities denominated in foreign currencies.
•There was an increase in legal fees during 2023 related to our business activities and product offerings compared to 2022.
•Employee separation and restructuring costs increased year over year largely due to a reduction in force of 3% of employees during 2023.
Non-Operating Income (Expense)

			Year-over-Year Change
(dollars in millions)	2023	2022	2023-2022
Investment income	$5,275.3	$2,198.4	140%
Interest and other borrowing costs	(159.4)	(162.7)	(2)
Equity in net earnings (losses) of unconsolidated subsidiaries	296.9	301.1	(1)
Other income (expense)	(4,694.9)	(1,862.4)	152
Total Non-Operating	$717.9	$474.4	51
_________
n.m. not meaningful
Investment income. In 2023 when compared with 2022, there was an increase in earnings from reinvested cash performance bond and guaranty fund contributions due to a higher rate of interest earned in the cash accounts at the Federal Reserve Bank of Chicago following interest rate hikes in 2022 and 2023. In 2023 and 2022, earnings from cash performance bond and guaranty fund contributions were $5,073.9 million and $2,169.5 million, respectively. In addition, there was an increase in net realized and unrealized gains on investments as well as an increase in earnings on our deferred compensation plan, the impact of which does not affect net income because of an equal and offsetting change in compensation and benefits expense.
Other income (expense). In 2023 when compared with 2022, we recognized higher expense related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms in conjunction with higher interest income earned on our reinvestment during the period due to a higher interest rates in 2023. In 2023 and 2022, expenses related to the distribution of interest earned on collateral reinvestments were $4,717.5 million and $1,889.7 million, respectively.
Income Tax Provision
The following table summarizes the effective tax rate for the periods presented:

	2023	2022	Year-over-Year Change
			2023-2022
Year ended December 31	22.3%	22.9%	(0.6)%
The effective tax rate decreased slightly in 2023 when compared with 2022. The decrease was largely due to a higher deferred income tax benefit recognized in 2023 resulting from a change in our state and local apportionment factors.

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
Cash will also be required for non-cancellable purchase obligations as at December 31, 2023. Commitments include material contractual purchase obligations that are non-cancellable. Purchase obligations relate to advertising, licensing, hardware, software and maintenance as well as telecommunication services. Aside from the table below, we have certain other arrangements that have a perpetual term for which we pay a minimum of $5.0 million per year. At December 31, 2023, future minimum payments due under purchase obligations were payable as follows (in millions):

Year
2024	$118.2
2025-2026	265.4
2027-2028	216.7
Thereafter	625.0
Total	$1,225.3
Future capital expenditures for technology are anticipated as we continue to support our growth through increased system capacity, performance improvements, integration of acquired platforms and improvements to some of our office spaces. Each year, capital expenditures are incurred for improvements to and modification of our offices, remote data centers, telecommunications network and other operating equipment. In 2024, we expect capital expenditures to total approximately $85 million, net of any leasehold improvement allowances. We continue to monitor our capital needs and may revise our forecasted expenditures as necessary in the future.
We intend to continue to pay a regular quarterly dividend to our shareholders, with a target of between 50% to 60% of the prior year's cash earnings. The decision to pay a dividend and the amount of the dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant. We are also required to comply with restrictions contained in the general corporation laws of our state of incorporation, which could limit our ability to declare and pay dividends. On February 8, 2024, the company declared a regular quarterly dividend of $1.15 per share for all outstanding common and preferred shares. The dividend will be payable on March 26, 2024 to shareholders of record on March 8, 2024. Assuming no changes in the number of shares outstanding, the first quarter dividend payment will total approximately $420 million. The board of directors also declared an additional, annual variable dividend of $5.25 per share on December 7, 2023 paid on January 18, 2024 to the shareholders of record on December 28, 2023. In general, the amount of the annual variable dividend will be determined by the end of each year, and the level will increase or decrease from year to year based on operating results, capital expenditures, potential merger and acquisition activity and other forms of capital return, including regular dividends and share buybacks during the prior year.
Sources and Uses of Cash
The following is a summary of cash flows from operating, investing and financing activities.

			Year-over-Year Change
(dollars in millions)	2023	2022	2023-2022
Net cash provided by operating activities	$3,453.8	$3,056.0	13%
Net cash provided by (used in) investing activities	20.9	(489.8)	n.m.
Net cash used in financing activities	(48,339.3)	(25,381.7)	90
_________
n.m. not meaningful

Operating activities
Net cash provided by operating activities was higher in 2023 compared with 2022, largely due to an increase in revenue resulting from fee increases and an increase in investment income on collateral reinvestment net of expense related to the distribution of interest earned. This was partially offset by income tax payments which were higher in 2023 compared with 2022.
Investing activities
The increase in cash provided by investing activities in 2023 compared with 2022 was due to higher proceeds on sales of investments in 2023. Also contributing to the increase was the additional investment in S&P Dow Jones Indices LLC of $410.0 million in 2022.
Financing activities
Cash used in financing activities was higher in 2023 when compared with 2022 mainly due to a decrease in cash performance bonds and guaranty fund contributions. In addition, there was an increase in dividends paid in 2023.
Debt Instruments
The following table summarizes our debt outstanding as of December 31, 2023:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event a clearing firm fails to promptly discharge an obligation to CME Clearing, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms, or in other cases as provided by the CME rulebook. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets (pursuant to the CME rulebook) can be used to collateralize the facility. At December 31, 2023, guaranty fund contributions available to collateralize the facility totaled $8.6 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME's consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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

At December 31, 2023, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At December 31, 2023, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds that it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At December 31, 2023, the letters of credit totaled $285.0 million. We also maintain a $350.0 million line of credit to meet our obligations under this agreement.
The following table summarizes our credit ratings as of December 31, 2023:

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
Liquidity and Cash Management
Cash and cash equivalents, excluding restricted cash, totaled $2.9 billion and $2.7 billion at December 31, 2023 and December 31, 2022, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our corporate investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements and short-term bank deposits. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
Our practice is to have our pension plan 100% funded at each year end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Based on our actuarial projections, we estimate that a $16.9 million additional contribution will be necessary in 2024 to meet our funding goal. However, the amount of the actual contribution is contingent on various factors, including the actual rate of return on our plan assets during 2024 and the December 31, 2024 discount rate.
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
Interest Rate Risk
Debt outstanding at December 31, 2023 consisted of fixed-rate borrowings of $3.4 billion (in U.S. dollar equivalent). Changes in interest rates impact the fair values of fixed-rate debt, but do not impact earnings or cash flows. We did not have any variable-rate borrowings at December 31, 2023.
Credit Risk
CME Clearing House
Our clearing house acts as the counterparty to all trades consummated on our exchange as well as through third-party exchanges and swaps markets for which we provide clearing services. As a result, we are exposed to significant credit risk of third parties, including clearing firms. We are also exposed, indirectly, to the credit risk of customers of our clearing firms. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons.
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
We maintain two separate financial safeguard packages:
•a financial safeguard package for all futures, options and OTC swap contracts other than cleared interest rate swap contracts (base package); and
•a financial safeguard package for cleared interest rate swap contracts.
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

At December 31, 2023, aggregate performance bond deposits for clearing firms for both financial safeguard packages was $272.1 billion, including cash performance bond deposits, non-cash deposits, Interest Earnings Facility funds and letters of credit. A defaulting firm's performance bond deposits can be used in the event of default of that clearing firm.
The following shows the available assets at December 31, 2023 in the event of a payment default by a clearing firm for the base financial safeguard package after first utilizing the defaulting firm's available assets:

(in millions)	Clearing House Available Assets
Designated corporate contributions for futures and options(1)	$100.0
Guaranty fund contributions(2)	6,653.4
Assessment powers(3)	18,297.0
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

The following shows the available assets for the interest rate swap financial safeguard package at December 31, 2023 in the event of a payment default by a clearing firm that clears interest rate swap contracts, after first utilizing the defaulting firm's available assets:

(in millions)	Clearing House Available Assets
Designated corporate contributions for interest rate swap contracts(1)	$150.0
Guaranty fund contributions(2)	1,969.2
Assessment powers(3)	705.2
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
BrokerTec Americas Matched Principal Business
BrokerTec Americas maintains a matched principal business, where it serves as a fully matched counterparty to offsetting positions entered into by clients on its electronic trading platform to facilitate anonymity and access to clearing and settlement. BrokerTec Americas uses Fixed Income Clearing Corporation (FICC), a third-party central clearing house as well as a third-party clearing bank for the settlement of transactions and is required to post short-term margin requirements twice a day that can vary based on the size of unsettled transactions and any adverse market changes. At December 31, 2023, the balance of the collateral at FICC was $175.0 million, which was included in other current assets on the consolidated balance sheet.
Without sufficient funds to meet its obligations, BrokerTec Americas could be exposed to risk of breach of contract with the counterparties and the inability to continue as a member of the third-party central clearing house. Transactions with clearing house members are typically confirmed and novated shortly after execution, at which point the clearing house assumes the risk of settlement. For transactions with counterparties that are not members of the third-party clearing house, settlement typically occurs on the day following execution and, prior to settlement, BrokerTec Americas is exposed to the risk of loss in the event a counterparty fails to meet its obligations. If that were to occur, BrokerTec Americas would have the right to cover or liquidate the open position but could incur a loss as a result of market movements. At December 31, 2023, we had a receivable from counterparties and payable to counterparties of $714.9 million and $708.9 million, respectively. These receivables and payables were settled within two business days following December 31, 2023. The counterparty receivables and payables are recognized within other current assets and other current liabilities, respectively.
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
Aggregate transaction gains (losses) for 2023, 2022 and 2021 were $(12.9) million, $13.2 million and $0.4 million, respectively. We expect the foreign currency gain/loss to continue to fluctuate as long as we continue to hold monetary assets and liabilities at those subsidiaries. Market uncertainty could potentially lead to significant volatility with foreign currency exchange rates, which could result in additional foreign currency gain/loss.
Foreign Currency Translation Risk
We have foreign currency translation risk related to the translation of our foreign consolidated and unconsolidated subsidiaries' assets, liabilities, revenues and expenses from their respective functional currencies to the U.S. dollar at each reporting date. Fluctuations in exchange rates may impact the amount of assets, liabilities, revenues and expenses we report on our consolidated balance sheets and consolidated statements of income. The financial statements of those foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using a current exchange rate. Gains and losses resulting from this translation are recognized as a foreign currency translation adjustment within accumulated other comprehensive income, which is a component of shareholders' equity and comprehensive income. Aggregate translation gains (losses), net of tax, for 2023, 2022 and 2021 were $70.8 million, $(195.4) million and $(62.0) million, respectively.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data; shares in thousands)

	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$2,912.0	$2,720.1
Marketable securities	111.7	96.0
Accounts receivable, net of allowance of $7.1 and $8.1	535.6	483.2
Other current assets (includes $5.2 and $4.9 in restricted cash)	1,138.4	529.8
Performance bonds and guaranty fund contributions	90,192.5	135,249.2
Total current assets	94,890.2	139,078.3
Property, net	409.5	455.5
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	3,050.2	3,269.7
Goodwill	10,495.3	10,482.5
Other assets (includes $0.0 and $0.1 in restricted cash)	3,685.6	3,714.4
Total Assets	$129,706.1	$174,175.7

Liabilities and Equity
Current Liabilities:
Accounts payable	$90.6	$121.4
Short-term debt	—	16.0
Other current liabilities	3,133.8	2,300.9
Performance bonds and guaranty fund contributions	90,192.5	135,249.2
Total current liabilities	93,416.9	137,687.5
Long-term debt	3,425.4	3,422.4
Deferred income tax liabilities, net	5,327.7	5,361.1
Other liabilities	798.2	826.0
Total Liabilities	102,968.2	147,297.0

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of December 31, 2023 and 2022; 4,584 issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized as of December 31, 2023 and 2022, 359,231 and 358,929 shares issued and outstanding as of December 31, 2023 and 2022, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of December 31, 2023 and 2022	—	—
Additional paid-in capital	22,334.7	22,261.6
Retained earnings	4,455.2	4,746.8
Accumulated other comprehensive income (loss)	(55.6)	(133.3)
Total CME Group shareholders’ equity	26,737.9	26,878.7
Total Liabilities and Equity	$129,706.1	$174,175.7

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)

	Year Ended December 31,
	2023	2022	2021
Revenues
Clearing and transaction fees	$4,588.5	$4,142.7	$3,765.1
Market data and information services	663.7	610.9	576.9
Other	326.7	265.8	347.7
Total Revenues	5,578.9	5,019.4	4,689.7
Expenses
Compensation and benefits	828.6	753.1	837.0
Technology	218.7	188.6	192.6
Professional fees and outside services	144.4	137.4	151.7
Amortization of purchased intangibles	226.6	227.7	237.6
Depreciation and amortization	126.0	134.9	147.8
Licensing and other fee agreements	322.8	320.0	236.9
Other	276.1	241.8	240.9
Total Expenses	2,143.2	2,003.5	2,044.5
Operating Income	3,435.7	3,015.9	2,645.2

Non-Operating Income (Expense)
Investment income	5,275.3	2,198.4	306.9
Interest and other borrowing costs	(159.4)	(162.7)	(166.9)
Equity in net earnings (losses) of unconsolidated subsidiaries	296.9	301.1	245.8
Other non-operating income (expense)	(4,694.9)	(1,862.4)	342.6
Total Non-Operating Income (Expense)	717.9	474.4	728.4
Income before Income Taxes	4,153.6	3,490.3	3,373.6
Income tax provision	927.4	799.3	736.7
Net Income	3,226.2	2,691.0	2,636.9
Less: net (income) loss attributable to non-controlling interests	—	—	(0.5)
Net Income Attributable to CME Group	3,226.2	2,691.0	2,636.4
Net Income Attributable to Common Shareholders of CME Group	$3,185.6	$2,657.2	$2,617.1

Earnings per Share Attributable to Common Shareholders of CME Group:
Basic	$8.87	$7.41	$7.30
Diluted	8.86	7.40	7.29
Weighted Average Number of Common Shares:
Basic	359,023	358,713	358,340
Diluted	359,500	359,181	358,929

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$3,226.2	$2,691.0	$2,636.9
Other comprehensive income, net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	0.6	(2.7)	(1.0)
Reclassification of gains (losses) on sale included in investment income	—	—	0.3
Income tax benefit (expense)	(0.1)	0.7	0.2
Investment securities, net	0.5	(2.0)	(0.5)
Defined benefit plans:
Net change in defined benefit plans arising during the period	(0.9)	14.9	25.5
Amortization of net actuarial (gains) losses and prior service costs included in compensation and benefits expense	0.1	1.2	4.4
Income tax benefit (expense)	0.2	(4.1)	(7.6)
Defined benefit plans, net	(0.6)	12.0	22.3
Derivative investments:
Amortization of effective portion of net (gains) losses on cash flow hedges included in interest expense	(3.6)	(1.9)	(1.2)
Income tax benefit (expense)	0.9	0.5	0.3
Derivative investments, net	(2.7)	(1.4)	(0.9)
Foreign currency translation:
Foreign currency translation adjustments	70.8	(195.4)	(62.0)
Reclassification adjustment for (gain) loss included in other expense	9.7	—	(40.3)
Foreign currency translation, net	80.5	(195.4)	(102.3)
Other comprehensive income (loss), net of tax	77.7	(186.8)	(81.4)
Comprehensive income	3,303.9	2,504.2	2,555.5
Less: comprehensive (income) loss attributable to non-controlling interest	—	—	(0.5)
Comprehensive income attributable to CME Group	$3,303.9	$2,504.2	$2,555.0

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)

	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2020	—	358,110	3	$21,189.1	$4,995.9	$134.9	$26,319.9	$31.6	26,351.5
Net income					2,636.4		2,636.4	0.5	2,636.9
Other comprehensive income						(81.4)	(81.4)		(81.4)
Dividends of $6.85 per common share and $4.15 per preferred share					(2,480.4)		(2,480.4)		(2,480.4)
Issuance of preferred stock	4,584			965.0			965.0		965.0
Purchase of non-controlling interest				(20.5)			(20.5)	(32.1)	(52.6)
Exercise of stock options		101		5.5			5.5		5.5
Vesting of issued restricted Class A common stock		336		(31.7)			(31.7)		(31.7)
Shares issued to Board of Directors		14		2.9			2.9		2.9
Shares issued under Employee Stock Purchase Plan		38		8.4			8.4		8.4
Stock-based compensation				75.2			75.2		75.2
Balance at December 31, 2021	4,584	358,599	3	$22,193.9	$5,151.9	$53.5	$27,399.3	$—	$27,399.3

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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)

	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity
Balance at December 31, 2022	4,584	358,929	3	$22,265.2	$4,746.8	$(133.3)	$26,878.7
Net income					3,226.2		3,226.2
Other comprehensive income						77.7	77.7
Dividends of $9.65 per common share and preferred share					(3,517.8)		(3,517.8)
Vesting of issued restricted Class A common stock		241		(21.4)			(21.4)
Shares issued to Board of Directors		20		3.6			3.6
Shares issued under Employee Stock Purchase Plan		41		8.0			8.0
Stock-based compensation				82.9			82.9
Balance at December 31, 2023	4,584	359,231	3	$22,338.3	$4,455.2	$(55.6)	$26,737.9

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net income	$3,226.2	$2,691.0	$2,636.9
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	82.9	84.3	75.2
Amortization of purchased intangibles	226.6	227.7	237.6
Depreciation and amortization	126.0	134.9	147.8
Gain on sale of building	—	—	(30.4)
Gain on joint venture	—	—	(400.7)
Net realized and unrealized (gains)/losses on investments	(72.1)	(4.8)	(117.0)
Deferred income taxes	(75.0)	(23.2)	34.8
Change in:
Accounts receivable	(51.5)	(51.1)	(45.7)
Other current assets	(637.8)	(76.5)	(55.4)
Other assets	92.0	87.0	61.3
Accounts payable	(30.8)	72.5	(18.6)
Income taxes payable	(77.1)	(147.8)	(120.5)
Other current liabilities	642.7	88.1	61.9
Other liabilities	(32.7)	(67.4)	(44.8)
Other	34.4	41.3	(20.0)
Net Cash Provided by Operating Activities	3,453.8	3,056.0	2,402.4

Cash Flows from Investing Activities
Proceeds from maturities and sales of available-for-sale marketable securities	5.9	6.3	9.4
Purchases of available-for-sale marketable securities	(4.1)	(4.4)	(7.8)
Purchases of property, net	(76.4)	(89.7)	(127.2)
Investments in business ventures	(2.4)	(3.1)	(4.5)
Proceeds from sale of business ventures	97.9	11.1	101.4
Payment for acquisition of subsidiary's interests from the non-controlling interest	—	—	(52.9)
Proceeds from the sale of building property	—	—	39.3
Net cash proceeds from OSTTRA joint venture transaction	—	—	100.7
Investment in S&P Dow Jones Indices LLC	—	(410.0)	—
Net Cash Provided by (Used in) Investing Activities	20.9	(489.8)	58.4

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Financing Activities
Proceeds from debt, net of issuance costs	$—	$741.0	$—
Repayment of other borrowings, including call premiums	(16.4)	(756.2)	—
Proceeds from preferred stock offering	—	—	965.0
Cash dividends	(3,235.5)	(2,633.5)	(2,189.3)
Change in performance bond and guaranty fund contributions	(45,056.7)	(22,700.3)	71,167.8
Employee taxes paid on restricted stock vesting	(21.4)	(24.8)	(31.7)
Other	(9.3)	(7.9)	(3.1)
Net Cash Used in Financing Activities	(48,339.3)	(25,381.7)	69,908.7

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(44,864.6)	(22,815.5)	72,369.5
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	137,974.3	160,789.8	88,420.3
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	$93,109.7	$137,974.3	$160,789.8

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents:
Cash and cash equivalents	$2,912.0	$2,720.1	$2,834.9
Short-term restricted cash (within other current assets)	5.2	4.9	4.8
Long-term restricted cash (within other assets)	—	0.1	0.5
Restricted cash and restricted cash equivalents (performance bonds and guaranty fund contributions)	90,192.5	135,249.2	157,949.6
Total	$93,109.7	$137,974.3	$160,789.8

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$1,109.4	$973.4	$755.0
Interest paid	129.9	133.2	133.3
Non-cash financing activities:
Declaration of annual variable dividend, payable in January 2024, January 2023 and January 2022	1,910.0	1,635.7	1,183.8

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
Financial Investments. The company maintains short-term and long-term investments, classified as equity method investments, available-for-sale debt securities, equity investments in privately-held entities and trading securities. Available-for-sale debt securities are carried at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Trading securities held in connection with non-qualified deferred compensation plans are recorded at fair value, with net realized and unrealized gains and losses and dividend income reported as investment income. For equity investments in privately-held entities that do not have a readily determinable fair value, our accounting policy is to utilize the measurement alternative for valuation of these investments, which permits the company to estimate fair value at cost minus impairment, plus or minus changes resulting from observable price movements. Additionally, the company maintains long-term investments accounted for under the equity method, which requires that the company recognize its share of net income (loss) and other comprehensive income (loss) in the investee as an adjustment to the carrying amount of the investment each reporting period.
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

Derivative Investments. The company occasionally uses derivative instruments to limit exposure to changes in interest rates and foreign currency exchange rates. Derivatives are recorded at fair value on the consolidated balance sheets. For those derivatives that meet the criteria for hedge accounting and are classified as effective cash flow hedges, changes in the fair value of derivative financial instruments are initially recorded in other comprehensive income and subsequently reclassified into earnings when the hedged item affects income. The company assesses, both at the inception of each hedge and on an ongoing basis, whether the derivative financial instruments that are designated as cash flow hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. For any hedges no longer deemed effective or for which hedge accounting is not applied, changes in fair value of the derivative instruments are recognized in earnings within other non-operating income (expense). There were no outstanding derivative instruments at December 31, 2023.
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
Performance bonds and guaranty fund contributions received in the form of cash held by CME may be invested in U.S. government securities, U.S. government agency securities and certain foreign government securities acquired through and held by a bank or broker-dealer subsidiary of a bank, a cash account at the Federal Reserve Bank of Chicago, investments in highly rated government securities, money market funds or through CME's Interest Earning Facility (IEF) program. Any interest earned on these investments accrues to CME and is included in investment income on the consolidated statements of income. CME may distribute any interest earned on its investments to the clearing firms at its discretion. Because CME has control of the cash collateral and the benefits and market risks of ownership accrue to CME, cash performance bonds and guaranty fund contributions are reflected on the consolidated balance sheets. The cash performance bonds and guaranty fund contributions are considered restricted cash as the cash deposits cannot be used for the company's operations or to satisfy any operational liabilities.
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
Property. Property is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method, generally over two to nineteen years. Property and equipment are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining term of the respective lease to which they relate or the remaining useful life of the leasehold improvement. Land is reported at cost. Internal and external costs incurred in developing, obtaining, or implementing computer software for internal use which meet the requirements for capitalization are amortized on a straight-line basis over the estimated useful life of the software, generally two to four years, but up to eight years for certain trading and clearing applications, depending upon expected useful lives.
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
Foreign Currency Translation and Re-measurement. Foreign currency denominated monetary assets and liabilities are re-measured into the functional currency using period-end exchange rates. Gains and losses from foreign currency transactions and re-measurement of monetary assets and liabilities into the functional currency are included in other expense on the accompanying consolidated statements of income. When the functional currency differs from the reporting currency, revenues and expenses of foreign subsidiaries are translated from their functional currencies into U.S. dollars using weighted-average exchange rates while their assets and liabilities are translated into U.S. dollars using period-end exchange rates. Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income (loss) within shareholders' equity.
Revenue Recognition. Revenue recognition policies for specific sources of revenue are discussed below.
Clearing and Transaction Fees. Clearing and transaction fees include per-contract charges for trade execution, clearing, trading on the company's electronic trading platforms, portfolio reconciliation and compression services, risk mitigation, and other fees. Fees are charged at various rates based on the product traded, the method of trade, the exchange trading privileges of the customer making the trade and the type of contract. The majority of our clearing and transaction fees are recognized as revenue upon successful execution of the trade. Therefore, unfilled or canceled buy and sell orders have no impact on revenue. On occasion, the customer's exchange trading privileges may not be properly entered by the clearing firm and incorrect fees are charged for the transactions. When this information is corrected within the time period allowed by the company, a fee adjustment is provided to the clearing firm. A reserve is established for estimated fee adjustments to reflect corrections to customer exchange trading privileges. The reserve is based on the historical pattern of adjustments processed as well as management's estimate of future adjustment activity. The company believes the reserve is adequate to cover estimated adjustments as of December 31, 2023 and 2022.
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
Concentration of Revenue. No clearing firms represented at least approximately 10% of the company's clearing and transaction fee revenue in 2023. One clearing firm represented at least approximately 10% of the company's clearing and transaction fee revenue in 2022 and 2021. Should a clearing firm withdraw from the company, management believes that the customer portion of that firm's trading activity would likely transfer to another clearing firm. Therefore, management does not believe that the company is exposed to significant risk from the ongoing loss of revenue received from a particular clearing firm.
The two largest resellers of market data represented approximately 32% of market data and information services revenue in 2023, 33% in 2022, and 34% in 2021. Should one of these vendors no longer subscribe to the company's market data, management believes that the majority of that firm's customers would likely subscribe to the market data through another reseller. Therefore, management does not believe that the company is exposed to significant risk from a loss of revenue received from any particular market data reseller.
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
Recent Accounting Pronouncements. The following accounting pronouncements were issued during 2023:
In November 2023, the FASB issued an accounting update that requires public entities to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. Entities are permitted to disclose more than one measure of a segment's profit or loss if such measures are used by the chief operating decision-maker to allocate resources and assess performance, as long as at least one of those measures is determined in a way that is most consistent with the measurement principles used to measure the corresponding amounts in the consolidated financial statements. The guidance is effective beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2024 and for interim periods thereafter. The disclosures must be applied retrospectively to all periods presented in the financial statements and early adoption is permitted. The company does not believe that adoption of this guidance will have a material impact on the consolidated financial statements.
In December 2023, the FASB issued an accounting update that requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in certain categories if they meet a quantitative threshold. It is also noted that this guidance requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is effective for annual periods beginning in 2025 and may be applied prospectively or retrospectively. The company is in the process of evaluating the impact of this update on our consolidated financial statements.
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

The following table represents a disaggregation of revenue from contracts with customers for the years ended December 31, 2023, 2022 and 2021:

(in millions)	2023	2022	2021
Interest rates	$1,558.4	$1,326.8	$1,121.9
Equity indexes	1,036.4	1,016.3	752.1
Foreign exchange	190.0	188.3	159.2
Agricultural commodities	508.5	444.7	457.8
Energy	702.8	585.5	616.5
Metals	224.7	196.9	198.8
BrokerTec fixed income	152.1	164.7	172.0
EBS foreign exchange	132.6	154.1	164.3
Interest Rate Swap	83.0	65.4	62.6
Optimization	—	—	59.9
Total clearing and transaction fees	4,588.5	4,142.7	3,765.1
Market data	663.7	610.9	576.9
Other	326.7	265.8	347.7
Total revenues	$5,578.9	$5,019.4	$4,689.7

Timing of Revenue Recognition
Services transferred at a point in time	4,491.1	4,044.3	3,656.6
Services transferred over time	1,069.7	955.3	1,021.5
One-time charges and miscellaneous revenues	18.1	19.8	11.6
Total revenues	$5,578.9	$5,019.4	$4,689.7
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis upon commencement of services under the customer contract. These upfront customer payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during 2023 were not materially impacted by any other factors. The balance of contract liabilities was $13.2 million and $12.7 million as of December 31, 2023 and 2022, respectively.
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

Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure at the time of default related to positions other than interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing house's ability to access defaulting clearing firms' collateral deposits. For cleared interest rate swap contracts, the maximum exposure at the time of default related to the clearing house's guarantee would be one full day of changes in fair value of all open positions, before considering the clearing house's ability to access defaulting clearing firms' collateral. During 2023, the clearing house transferred an average of approximately $5.9 billion a day through the clearing system for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its exposure through maintenance performance bond requirements and guaranty fund contributions. For futures and options products, the clearing firms' collateral requirements are sized to cover at least one day of anticipated price movements. For cleared swap products, the clearing firms' collateral requirements are sized to cover at least five days of anticipated price movements. Management has assessed the fair value of the company's settlement guarantee liability by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at December 31, 2023.
CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to maintain cash accounts at the Federal Reserve Bank of Chicago. At December 31, 2023 and 2022, the clearing house maintained $79.3 billion and $124.9 billion, respectively, within the cash accounts at the Federal Reserve Bank of Chicago. The cash deposited at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets.
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
CME maintains a 364-day multi-currency line of credit with a consortium of domestic and international banks to be used in certain situations by the clearing house. CME may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian of the collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between CME and its clearing firms. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. The line of credit provides for borrowings of up to $7.0 billion. At December 31, 2023, guaranty fund contributions available to collateralize the facility were $8.6 billion. CME has the option to request an increase in the line from $7.0 billion to $10.0 billion, subject to the approval of participating banks. In addition to the 364-day fully secured, committed multi-currency line of credit, the company also has the option to use the $2.3 billion multi-currency revolving senior credit facility to provide liquidity for the clearing house in the unlikely event of default.
The clearing house is required under the Commodity Exchange Act in the U.S. to segregate cash and securities deposited by clearing firms from its clearing member customers. In addition, the clearing house requires segregation of all funds deposited by its clearing firms from operating funds.
Cash and non-cash deposits held as performance bonds and guaranty fund contributions at fair value at December 31, 2023 and 2022 were as follows:

	2023		2022
(in millions)	Cash	Non-Cash Deposits and IEF Funds (1)	Cash	Non-Cash Deposits and IEF Funds (1)
Performance bonds	$87,285.5	$180,866.3	$132,653.7	$94,127.2
Guaranty fund contributions	2,379.6	6,849.6	2,450.3	5,026.0
Cross-margin arrangements	183.1	1,374.5	142.6	561.1
Other(2)	344.3	2.1	2.6	2.1
Total	$90,192.5	$189,092.5	$135,249.2	$99,716.4
  _______________
(1) IEF funds include customer-directed investments in IEF funds that are not included on the consolidated balance sheets.
(2) Other includes collateral for delivery and accrued interest earned on collateral reinvestment due to the clearing firms.
Cross-margin arrangements include collateral for the cross-margin accounts with OCC and FICC.
Cash performance bonds may include intraday settlement, if any, that is owed to the clearing firms and paid the following business day. The balance of intraday settlements was $237.5 million and $436.7 million at December 31, 2023 and 2022, respectively. Intraday settlements may be invested on an overnight basis and are offset by an equal liability owed to clearing firms.
In addition to cash, securities and other non-cash deposits, irrevocable letters of credit may be used as performance bond deposits for clearing firms. At December 31, 2023 and 2022, these letters of credit, which are not included in the accompanying consolidated balance sheets, were as follows:

(in millions)	2023	2022
Performance bonds	$3,916.7	$4,674.3
Performance bond collateral for delivery	4,631.4	3,445.0
Total Letters of Credit	$8,548.1	$8,119.3
All cash, securities and letters of credit posted as performance bonds are only available to meet the financial obligations of that clearing firm to the clearing house.

5. PROPERTY
A summary of the property accounts at December 31, 2023 and 2022 is presented below:

(in millions)	2023	2022	Estimated Useful Life
Building and building improvements	$130.7	$132.2	1 - 10 years
Leasehold improvements	143.7	224.8	3 - 19 years
Furniture, fixtures and equipment	413.3	551.3	2 - 7 years
Software and software development costs	654.9	692.4	2 - 4 years
Total property	1,342.6	1,600.7
Less accumulated depreciation and amortization	(933.1)	(1,145.2)
Property, net	$409.5	$455.5
6. INTANGIBLE ASSETS AND GOODWILL
Intangible assets consisted of the following at December 31, 2023 and 2022:

	2023			2022
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$4,694.4	$(2,124.9)	$2,569.5	$4,685.8	$(1,909.7)	$2,776.1
Technology-related intellectual property	62.5	(62.2)	0.3	62.5	(55.8)	6.7
Other	71.6	(41.2)	30.4	69.5	(32.6)	36.9
Total Amortizable Intangible Assets	$4,828.5	$(2,228.3)	$2,600.2	$4,817.8	$(1,998.1)	$2,819.7

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total Intangible Assets—Other, Net			$3,050.2			$3,269.7
Trading products (1)			$17,175.3			$17,175.3
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
The originally assigned useful lives for the amortizable intangible assets as of December 31, 2023 are as follows:

Clearing firm, market data and other customer relationships	5 - 30 years
Technology-related intellectual property	5 - 9 years
Other	3 - 24.5 years

Total amortization expense for intangible assets was $226.6 million, $227.7 million and $237.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)
2024	$222.2
2025	222.2
2026	222.2
2027	220.9
2028	214.5
Thereafter	1,498.2
Goodwill activity consisted of the following for the years ended December 31, 2023 and 2022:

(in millions)	Balance at December 31, 2022	Other Activity (1)	Balance at December 31, 2023
CBOT Holdings	$5,066.4	$—	$5,066.4
NYMEX Holdings	2,462.2	—	2,462.2
NEX	2,913.5	17.3	2,930.8
Other	40.4	(4.5)	35.9
Total Goodwill	$10,482.5	$12.8	$10,495.3
(in millions)	Balance at December 31, 2021	Other Activity (1)	Balance at December 31, 2022
CBOT Holdings	$5,066.4	$—	$5,066.4
NYMEX Holdings	2,462.2	—	2,462.2
NEX	2,959.0	(45.5)	2,913.5
Other	40.4	—	40.4
Total Goodwill	$10,528.0	$(45.5)	$10,482.5
 _______________
1) Other activity includes currency translation adjustments.
7. LONG-TERM INVESTMENTS
The company maintains various long-term investments as described below. The investments are recorded in other assets on the consolidated balance sheets.
DME Holdings Limited. The company owns a 50% interest in DME Holdings Limited (DME Holdings), and accounts for its investment in DME Holdings using the equity method of accounting. The carrying amount of the company's investment in DME Holdings was $13.8 million at December 31, 2023. The company and DME Holdings maintain an agreement for Dubai Mercantile Exchange futures contracts to be exclusively traded on the CME Globex platform.
OSTTRA. In January 2021, the company announced that it agreed with IHS Markit to combine their post-trade services into a new joint venture. The joint venture, OSTTRA, was launched in September 2021. OSTTRA performs trade processing and risk mitigation services. The company contributed the net assets of its optimization business, which included Traiana, TriOptima and Reset, to the new joint venture in exchange for $112.5 million in cash and a 50% equity interest in OSTTRA. In September 2021, the company deconsolidated its optimization business. The company recognized a net gain of $400.7 million on the transaction in other non-operating income on the consolidated statements of net income during 2021. The company accounts for its investment using the equity method of accounting. The carrying amount of the company's investment in OSTTRA was $1.3 billion at December 31, 2023.
S&P Dow Jones Indices LLC. In June 2022, the company invested $410.0 million in S&P Dow Jones Indices LLC, which S&P Dow Jones Indices LLC used as part of the consideration for its acquisition of the IHS Markit index business. The company continues to own a 27% interest in S&P Dow Jones Indices LLC and accounts for its investment in S&P Dow Jones Indices LLC using the equity method of accounting. The carrying amount of the company's investment in S&P Dow Jones Indices LLC was $1.4 billion at December 31, 2023. The company has long-term exclusive licensing agreements with S&P Dow Jones Indices LLC to list products based on the Standard & Poor's Indices and Dow Jones Indices.

Shanghai CFETS-NEX International Money Broking Co., Ltd. The company owns a 33% interest in Shanghai CFETS-NEX International Money Broking Co., Ltd. (CFETS) and accounts for its investment in CFETS using the equity method of accounting. The carrying amount of the company's investment in CFETS was $51.3 million at December 31, 2023.
8. DEBT
In May 2023, the company repaid the €15.0 million fixed rate notes.
Short-term debt consisted of the following at December 31, 2023 and 2022 (in U.S. dollar equivalents):

(in millions)	2023	2022
€15.0 million fixed rate notes due May 2023, stated rate of 4.30%	$—	$16.0
Total short-term debt	$—	$16.0
 Long-term debt outstanding consisted of the following at December 31, 2023 and 2022 (in U.S. dollar equivalents):

(in millions)	2023	2022
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (1)	$749.1	$748.4
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	498.1	497.7
$750.0 million fixed rate notes due March 2032, stated rate of 2.65%	742.9	741.7
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (2)	744.0	743.7
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	691.3	690.9
Total long-term debt	$3,425.4	$3,422.4
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
Short term and long-term debt maturities, at par value (in U.S. dollar equivalents), were as follows as of December 31, 2023:

(in millions)	Par Value
2024	$—
2025	750.0
2026	—
2027	—
2028	500.0
Thereafter	2,200.0

9. INCOME TAXES
The company is subject to regulation under a wide variety of U.S., federal, state and foreign tax laws and regulations. Income before income taxes and the income tax provision consisted of the following for the years ended December 31, 2023 and 2022 and 2021:

(in millions)	2023	2022	2021
Income before income taxes:
Domestic	$3,900.5	$3,291.7	$2,728.5
Foreign	253.1	198.6	645.1
Total	$4,153.6	$3,490.3	$3,373.6
Income tax provision:
Current:
Federal	$751.7	$620.5	$509.2
State	205.8	177.1	173.7
Foreign	44.9	24.9	19.0
Total	1,002.4	822.5	701.9
Deferred:
Federal	21.9	(16.3)	(4.6)
State	(33.8)	(7.3)	10.6
Foreign	(63.1)	0.4	28.8
Total	(75.0)	(23.2)	34.8
Total Income Tax Provision	$927.4	$799.3	$736.7
Reconciliation of the U.S. federal income tax rate (statutory tax rate) to the effective tax rate is as follows:

	2023	2022	2021
Statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.3	3.9	4.3
Gain on formation of OSTTRA	—	—	(2.5)
Statutory rate change	—	—	1.1
Foreign-derived intangible income deduction	(1.5)	(1.5)	(1.6)
Other, net	(0.5)	(0.5)	(0.5)
Effective Tax Expense Benefit Rate	22.3%	22.9%	21.8%
In 2023 and 2022, the effective tax rates were higher than the statutory tax rate. The increases to the effective tax rate for the state taxes were partially offset by the foreign-derived intangible income (FDII) deduction.
In 2021, the effective tax rate was higher than the statutory tax rate. The increase to the effective tax rate for the state taxes and the impact of the statutory rate change in the United Kingdom was partially offset by the non-taxable gain on the formation of OSTTRA and the FDII deduction.

At December 31, 2023 and 2022, deferred income tax assets (liabilities) consisted of the following:

(in millions)	2023	2022
Deferred Income Tax Assets:
Net operating losses	$3.4	$3.7
Accrued expenses, compensation, leases and other	131.4	135.2
Subtotal	134.8	138.9
Valuation allowance	(0.4)	(0.4)
Total deferred income tax assets	134.4	138.5
Deferred Income Tax Liabilities:
Purchased intangible assets	(5,298.2)	(5,358.8)
Other	(115.4)	(106.3)
Property	(1.3)	(30.4)
Total deferred income tax liabilities	(5,414.9)	(5,495.5)
Net Deferred Income Tax Liabilities	$(5,280.5)	$(5,357.0)
Reported as:
Net non-current deferred tax assets	$47.2	$4.1
Net non-current deferred tax liabilities	(5,327.7)	(5,361.1)
Net Deferred Income Tax Liabilities	$(5,280.5)	$(5,357.0)
A valuation allowance is recorded when it is more-likely-than-not that some portion or all of the deferred income tax assets may not be realized. The ultimate realization of the deferred income tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
At December 31, 2023 and 2022, the company had domestic and foreign income tax loss carry forwards of $16.0 million and $17.6 million, respectively. These amounts primarily related to losses from the acquisition of NEX Group plc, the acquisition of Pivot, Inc., and losses incurred in the operation of various foreign entities. At December 31, 2023 and 2022, the company determined that it was not more-likely-than-not that certain foreign deferred income tax assets will be fully realized.
As a result, valuation allowances of $0.4 million was recorded at December 31, 2023 and 2022.
The following is a summary of the company’s unrecognized tax benefits at December 31, 2023, 2022 and 2021:

(in millions)	2023	2022	2021
Gross unrecognized tax benefits	$264.1	$280.3	$316.4
Unrecognized tax benefits, net of tax impacts in other jurisdictions	251.9	264.4	293.1
Interest and penalties related to uncertain tax positions	16.6	28.0	42.8
Interest and penalties recognized on the consolidated statements of income	(4.0)	(3.8)	5.3
The company does not believe it is reasonably possible that within the next twelve months, unrecognized tax benefits will change by a significant amount.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

(in millions)	2023	2022	2021
Balance at January 1	$280.3	$316.4	$328.2
Additions based on tax positions related to the current year	10.0	8.5	10.2
Additions for tax positions of prior years	4.3	2.7	9.6
Reductions for tax positions of prior years	(8.0)	(9.5)	(5.1)
Reductions resulting from the lapse of statutes of limitations	(5.2)	(5.5)	(0.3)
Settlements with taxing authorities	(17.3)	(32.3)	(26.2)
Balance at December 31	$264.1	$280.3	$316.4
The company is subject to U.S. federal income tax as well as income taxes in Illinois and multiple other state, local and foreign jurisdictions.  As of December 31, 2023, substantially all federal and United Kingdom income tax matters had been concluded through 2013 and state income tax matters have been concluded through 2018.

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
The following is a summary of the change in projected benefit obligation:

(in millions)	2023	2022
Balance at January 1	$316.4	$386.0
Service cost	21.1	25.7
Interest cost	18.5	12.0
Actuarial (gain) loss	18.3	(86.7)
Benefits paid	(22.8)	(20.6)
Balance at December 31	$351.5	$316.4
The aggregate accumulated benefit obligation was $323.2 million and $294.4 million at December 31, 2023 and 2022, respectively.
The following is a summary of the change in fair value of plan assets:

(in millions)	2023	2022	2021
Balance at January 1	$331.7	$402.3	$388.2
Actual return on plan assets	38.9	(50.0)	34.0
Employer contributions	3.0	—	—
Benefits paid	(22.8)	(20.6)	(19.9)
Balance at December 31	$350.8	$331.7	$402.3
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
The fair value of each major category of plan assets as of December 31, 2023 and 2022 is indicated below:

(in millions)	2023	2022
Level 2:
Money market funds	$6.2	$16.6
Mutual funds:
Fixed income	165.3	131.6
U.S. equity	131.6	129.8
Foreign equity	47.7	53.7
Total	$350.8	$331.7
At December 31, 2023, the fair value of pension plan assets had a shortfall of the projected benefit obligation by $0.7 million and the shortfall was recorded as a non-current pension liability in other liabilities. At December 31, 2022, the fair value of pension plan assets exceeded the pension benefit obligation by $15.3 million and the excess was recorded as a non-current pension asset in other assets.
CME's funding goal is to have its pension plan 100% funded at each year-end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Year-end 2023 assumptions have been used to project the assets and liabilities from December 31, 2023 to December 31, 2024. The company anticipates based on this projection that an additional contribution of $16.9 million in 2024 will be necessary for it to meet its funding goal. However, the amount of the actual contribution is contingent on various factors, including the actual rate of return on the plan assets during 2024 and the December 31, 2024 discount rate.

The components of net pension expense and the assumptions used to determine the end-of-year projected benefit obligation and net pension expense in aggregate at December 31, 2023 and 2022 and 2021 are indicated below:

(in millions)	2023	2022	2021
Components of Net Pension Expense:
Service cost	$21.1	$25.7	$27.8
Interest cost	18.5	12.0	10.7
Expected return on plan assets	(21.6)	(22.3)	(21.7)
Recognized net actuarial loss	0.3	1.4	4.5
Net Pension Expense	$18.3	$16.8	$21.3
Assumptions Used to Determine End-of-Year Benefit Obligation:
Discount rate	5.20%	5.60%	3.00%
Rate of compensation increase	4.00	4.00	4.00
Cash balance interest crediting rate	5.14	4.75	4.00
Assumptions Used to Determine Net Pension Expense:
Discount rate	5.60%	3.00%	2.70%
Rate of compensation increase	4.00	4.00	4.00
Expected return on plan assets	6.75	5.75	5.75
Interest crediting rate	4.75	4.00	4.00
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
The overall objective of the plan is to achieve required long-term rates of return in order to meet future benefit payments. The component of the investment policy for the plan that has the most significant impact on returns is the asset mix. The asset mix has a minimum and maximum range depending on asset class. The plan assets are diversified to minimize the risk of large losses by any one or more individual assets. Such diversification is accomplished, in part, through the selection of asset mix and investment management. The asset allocation for the plan, by asset category, at December 31, 2023 and 2022 was as follows:

	2023	2022
Fixed income	47.1%	39.7%
Money market funds	1.8	5.0
U.S. equity	37.5	39.1
Foreign equity	13.6	16.2
For 2024, management expects the fixed income asset class to be approximately 50% of the portfolio. The target allocation for the equity asset classes is expected to be approximately 50% of the portfolio.
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

The pre-tax balance and activity of actuarial losses for the pension plan, which are included in other comprehensive income (loss), for 2023 are as follows:

(in millions)	Actuarial Loss
Balance at January 1	$32.2
Unrecognized net loss	1.1
Recognized as a component of net pension expense	(0.3)
Balance at December 31	$33.0
At December 31, 2023, anticipated benefit payments from the plan in future years are as follows:

(in millions)
2024	$32.1
2025	32.5
2026	33.8
2027	34.5
2028	35.2
2029-2033	182.6
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
Aggregate expense for all of the defined contribution savings plans amounted to $19.7 million, $18.3 million and $24.7 million in 2023, 2022 and 2021, respectively.
CME Non-Qualified Plans. CME maintains non-qualified plans, under which participants may make assumed investment choices with respect to amounts contributed on their behalf. Although not required to do so, CME invests such contributions in assets that mirror the assumed investment choices. The balances in these plans are subject to the claims of general creditors of the company and totaled $101.3 million and $84.5 million at December 31, 2023 and 2022, respectively. Although the value of the plans is recorded as an asset in marketable securities on the consolidated balance sheets, there is an equal and offsetting liability. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both investment income and compensation and benefits expense. The non-qualified plans include the following:
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
COMEX Members' Retirement Plan and Benefits. COMEX maintains a non-qualified retirement and benefit plan under the COMEX Members' Retirement Plan and Benefits plan (MRRP). This plan provides benefits to certain members of the COMEX division based on long-term membership, and participation is limited to individuals who were COMEX division members prior to NYMEX's acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of this acquisition. All benefits to be paid under the MRRP are based on reasonable actuarial assumptions, which are based upon the amounts that are available and are expected to be available to pay benefits. There were no contributions to the plan in 2023, 2022 and 2021. At December 31, 2023 and 2022, the obligation for the MRRP totaled $8.7 million and $10.3 million, respectively. Assets with a fair value of $10.8 million and $12.0 million have been allocated to this plan at December 31, 2023 and 2022, respectively, and are included in marketable securities and cash and cash equivalents on the consolidated balance sheets. The balances in this plan are subject to the claims of general creditors of COMEX.
11. LEASES
Leases. The company has operating leases for datacenters and corporate offices. The operating leases have remaining lease terms of up to 14 years, some of which include options to extend or renew the leases for up to an additional five years, and some of which include options to early terminate the leases in less than 12 months. Management evaluates the exercisability of these options at least quarterly in order to determine whether the contract term must be reassessed. For a small number of the leases, primarily the international locations, management's approach is to enter into short-term leases for a lease term of 12 months or less in order to provide for greater flexibility in the local environment. For certain office spaces, the company has entered into arrangements to sublease excess space to third parties, while the original lease contract remains in effect with the landlord.
The company also has one finance lease, which is related to the sale of our datacenter in March 2016. In connection with the sale, the company leased back a portion of the property. The sale leaseback transaction was recognized under the financing method and not as a sale leaseback arrangement.
The right-of-use lease asset is recorded within other assets, and the present value of the lease liability is recorded within other liabilities (segregated between short-term and long-term) on the consolidated balance sheets. The discount rate applied to the lease payments represents the company's incremental borrowing rate. The company has elected to utilize the short-term lease exception as prescribed in the leasing standard, such that the company has not capitalized on the balance sheet a lease asset or lease liability for leasing arrangements with a contractual term of 12 months or less from the lease commencement date.
The components of lease costs were as follows for the years ended December 31, 2023 and 2022:

(in millions)	2023	2022
Operating lease expense:
Operating lease cost	$55.1	$56.9
Short-term lease cost	0.4	0.4
Total operating lease expense included in other expense	$55.5	$57.3

Finance lease expense:
Interest expense	$2.5	$2.8
Depreciation expense	8.7	8.7
Total finance lease expense	$11.2	$11.5

Sublease revenue included in other revenue	$9.8	$10.6
Supplemental cash flow information related to leases was as follows for years ended December 31, 2023 and 2022:

(in millions)	2023	2022
Cash outflows for operating leases	$66.2	$65.4
Cash outflows for finance leases	17.2	17.1
Supplemental balance sheet information related to leases was as follows as of December 31, 2023 and 2022:
Operating leases

(in millions)	2023	2022
Operating lease right-of-use assets	$272.0	$310.6

Operating lease liabilities:
Other current liabilities	$46.7	$49.9
Other liabilities	344.0	383.5
Total operating lease liabilities	$390.7	$433.4

Weighted average remaining lease term (in months)	114	121
Weighted average discount rate	3.8%	3.8%

Finance leases

(in millions)	2023	2022
Finance lease right-of-use assets	$62.8	$71.5

Finance lease liabilities:
Other current liabilities	$8.4	$8.2
Other liabilities	59.4	67.8
Total finance lease liabilities	$67.8	$76.0

Weighted average remaining lease term (in months)	87	99
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of December 31, 2023 for operating and finance leases:

(in millions)	Operating Leases
2024	$60.5
2025	57.4
2026	52.8
2027	50.3
2028	49.6
Thereafter	192.5
Total lease payments	463.1
Less: imputed interest	(72.4)
Present value of lease liability	$390.7

(in millions)	Finance Lease
2024	$17.4
2025	17.5
2026	17.6
2027	17.8
2028	17.9
Thereafter	41.0
Total lease payments	129.2
Less: imputed interest	(61.4)
Present value of lease liability	$67.8
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
No accrual was required for contingent legal and regulatory matters as none were probable and estimable as of December 31, 2023 and 2022.
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
13. GUARANTEES
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through May 2024. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period after May 2024 unless either party provides advance notice of its intent to terminate. CME can maintain collateral in the form of irrevocable standby letters of credit. At December 31, 2023, CME was contingently liable to SGX on irrevocable letters of credit totaling $285.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. Management has assessed the fair value of the company's guarantee liability under this mutual offset agreement by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at December 31, 2023.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund has an aggregate maximum payment amount of $100.0 million. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If payments to participants were to exceed this amount, payments would be pro-rated. Clearing members and customers must register in advance with the company and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is nominal and therefore has not recorded any liability at December 31, 2023.
14. CAPITAL STOCK
Shares Outstanding. The following table presents information regarding capital stock:

	December 31,
(in thousands)	2023	2022
Preferred stock authorized	10,000	10,000
Preferred stock issued and outstanding	4,584	4,584
Class A common stock authorized	1,000,000	1,000,000
Class A common stock issued and outstanding	359,231	358,929
Class B-1 common stock authorized, issued and outstanding	0.6	0.6
Class B-2 common stock authorized, issued and outstanding	0.8	0.8
Class B-3 common stock authorized, issued and outstanding	1.3	1.3
Class B-4 common stock authorized, issued and outstanding	0.4	0.4
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
CME Group Omnibus Stock Plan. CME Group has adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 40.2 million Class A common stock shares have been reserved for awards under the plan. Awards totaling 25.6 million shares have been granted and are outstanding or have been exercised under this plan at December 31, 2023 (See note 15 for further discussion).
Director Stock Plan. CME Group has adopted a Director Stock Plan under which awards are made to non-executive directors as part of their annual compensation. Effective May 4, 2022, the number of Class A available shares reserved under the plan was increased from 625,000 to 725,000, and approximately 469,322 shares have been awarded through December 31, 2023.
Employee Stock Purchase Plan. CME Group has adopted an Employee Stock Purchase Plan (ESPP) under which employees may purchase Class A shares at 90% of the market value of the shares using after-tax payroll deductions. Effective May 4, 2022, the number of Class A shares reserved under the plan was increased from 500,000 to 800,000, of which approximately 473,101 shares have been purchased through December 31, 2023 (See note 15 for further discussion).
15. STOCK-BASED PAYMENTS
CME Group adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 40.2 million Class A shares have been reserved for awards under the plan. Awards totaling 25.6 million shares have been granted and are outstanding or have been exercised under the plan as of December 31, 2023. Awards granted generally vest over a four-year period, with 25% vesting one year after the grant date and on that same date in each of the following three years.

Total compensation expense for all stock-related awards (including ESPP) and total income tax benefit recognized on the consolidated statements of income for these awards at December 31, 2023 and 2022 and 2021 were as follows:

(in millions)	2023	2022	2021
Compensation expense	$83.7	$84.8	$76.4
Income tax benefit recognized	14.2	13.2	20.6
At December 31, 2023, there was $131.1 million of total unrecognized compensation expense related to employee stock-based compensation arrangements that had not yet vested. The total unrecognized expense is expected to be recognized over a weighted average period of 2.2 years.
In 2023, the company granted 370,024 shares of restricted Class A common stock and restricted stock units with respect to 10,774 shares of Class A common stock. Restricted common stock and restricted stock units generally have a vesting period of two to four years. The fair value related to these grants was $78.4 million, which is recognized as compensation expense on an accelerated basis over the vesting period. Dividends are accrued on restricted Class A common stock and restricted stock units and are paid once the restricted stock vests. In 2023, the company also granted 84,397 performance shares. The fair value related to these grants was $19.0 million, which is recognized as compensation expense on a straight-lined basis over the vesting period. The vesting of these shares is contingent on meeting stated performance or market conditions, generally measured over a three-year period.
The following table summarizes restricted stock, restricted stock units and performance shares activity for 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	1,117,459	$204
Granted	468,675	206
Vested	(240,707)	190
Cancelled	(245,547)	209
Outstanding at December 31, 2023	1,099,880	204
The total fair value of restricted stock, restricted stock units and performance shares that vested during 2023, 2022 and 2021 was $49.6 million, $52.2 million and $65.7 million, respectively.
Under the ESPP, eligible employees may acquire shares of Class A common stock using after-tax payroll deductions made during consecutive offering periods of approximately six months in duration. Shares are purchased at the end of each offering period at a price of 90% of the closing price of the Class A common stock as reported on the Nasdaq Global Select Market. Compensation expense is recognized on the dates of purchase for the discount from the closing price. In 2023, 2022 and 2021, a total of 40,960, 41,722 and 37,861 shares, respectively, of Class A common stock were issued to participating employees. These shares are subject to a six-month holding period. Annual expense of $0.8 million for the purchase discount was recognized in 2023, 2022 and 2021.
Non-executive directors receive an annual award of Class A common stock with a value equal to $145,000. Non-executive directors could also elect to receive some or all of the cash portion of their annual stipend, up to $95,000, in shares of stock based on the closing price at the date of distribution. As a result, 19,966 shares, 18,836 shares and 13,769 shares of Class A common stock were issued to non-executive directors during 2023, 2022 and 2021, respectively. These shares are not subject to any vesting restrictions. Expense of $3.6 million, $3.6 million and $2.9 million related to these stock-based payments was recognized for the years ended December 31, 2023, 2022 and 2021, respectively.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2022	$(0.9)	$(22.8)	$64.7	$(174.3)	$(133.3)
Other comprehensive income before reclassifications and income tax benefit (expense)	0.6	(0.9)	—	70.8	70.5
Reclassification adjustment for loss included in net income	—	—	—	9.7	9.7
Amounts reclassified from accumulated other comprehensive income	—	0.1	(3.6)	—	(3.5)
Income tax benefit (expense)	(0.1)	0.2	0.9	—	1.0
Net current period other comprehensive income	0.5	(0.6)	(2.7)	80.5	77.7
Balance at December 31, 2023	$(0.4)	$(23.4)	$62.0	$(93.8)	$(55.6)

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2021	$1.1	$(34.8)	$66.1	$21.1	$53.5
Other comprehensive income before reclassifications and income tax benefit (expense)	(2.7)	14.9	—	(195.4)	(183.2)
Amounts reclassified from accumulated other comprehensive income	—	1.2	(1.9)	—	(0.7)
Income tax benefit (expense)	0.7	(4.1)	0.5	—	(2.9)
Net current period other comprehensive income	(2.0)	12.0	(1.4)	(195.4)	(186.8)
Balance at December 31, 2022	$(0.9)	$(22.8)	$64.7	$(174.3)	$(133.3)

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2020	$1.6	$(57.1)	$67.0	$123.4	$134.9
Other comprehensive income before reclassifications and income tax benefit (expense)	(1.0)	25.5	—	(62.0)	(37.5)
Amounts reclassified from accumulated other comprehensive income	0.3	4.4	(1.2)	(40.3)	(36.8)
Income tax benefit (expense)	0.2	(7.6)	0.3	—	(7.1)
Net current period other comprehensive income	(0.5)	22.3	(0.9)	(102.3)	(81.4)
Balance at December 31, 2021	$1.1	$(34.8)	$66.1	$21.1	$53.5
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
Recurring Fair Value Measurements. Financial assets recorded at fair value on the consolidated balance sheets as of December 31, 2023 and 2022 were classified in their entirety based on the lowest level of input that was significant to each asset's fair value measurement.
Financial Instruments Measured at Fair Value on a Recurring Basis:

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$10.2	$—	$—	$10.2
Mutual funds	101.3	—	—	101.3
Equity securities	0.2	—	—	0.2
Total Marketable Securities	111.7	—	—	111.7
Total Assets at Fair Value	$111.7	$—	$—	$111.7

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$11.3	$—	$—	$11.3
Mutual funds	84.5	—	—	84.5
Equity securities	0.2	—	—	0.2
Total Marketable Securities	96.0	—	—	96.0
Total Assets at Fair Value	$96.0	$—	$—	$96.0
Non-Recurring Fair Value Measurements. During 2023, the company recognized net unrealized losses of $1.4 million on equity investments without readily determinable fair value. The fair value of these investments were estimated to be $8.6 million at December 31, 2023. This fair value assessments were based on quantitative factors, including observable price changes. The fair value measurements of these investments are considered level 3 and non-recurring.
Fair Values of Debt Notes. The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below are classified as level 2 under the fair value hierarchy and were estimated using quoted market prices in inactive markets.
At December 31, 2023, the fair values (in U.S. dollar equivalents) were as follows:

(in millions)	Fair Value	Level
$750.0 million fixed rate notes due March 2025	733.8	Level 2
$500.0 million fixed rate notes due June 2028	489.3	Level 2
$750.0 million fixed rate notes due March 2032	669.0	Level 2
$750.0 million fixed rate notes due September 2043	802.2	Level 2
$700.0 million fixed rate notes due June 2048	641.0	Level 2
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
Anti-dilutive stock awards were as follows for the years presented:

(in thousands)	2023	2022	2021
Stock awards	455	158	86
Total	455	158	86
The following table presents the earnings per share calculation for the years presented:

	2023	2022	2021
Net Income Attributable to CME Group (in millions)	$3,226.2	$2,691.0	$2,636.4
Less: Preferred stock dividends	(44.2)	(38.9)	(19.0)
Less: (Undistributed earnings) overdistributed earnings allocated to preferred stock	3.6	5.1	(0.3)
Net Income Attributable to Common Shareholders of CME Group	$3,185.6	$2,657.2	$2,617.1

Weighted Average Common Shares Outstanding (in thousands):
Basic	359,023	358,713	358,340
Effect of stock options and stock awards	477	468	589
Diluted	359,500	359,181	358,929
Earnings per Common Share Attributable to Common Shareholders of CME Group:
Basic	$8.87	$7.41	$7.30
Diluted	8.86	7.40	7.29
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
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, the company's management, including the company's Chief Executive Officer and Chief Financial Officer, have evaluated the company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fourth quarter of 2023, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2023. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the board of directors.
Based on this assessment, management believes that, as of December 31, 2023, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP (PCAOB ID 42), an independent registered public accounting firm, as stated in the report on page 84.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CME Group Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CME Group Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Uncertain Tax Positions
Description of the Matter	As discussed in Note 9 to the consolidated financial statements, the Company had unrecognized income tax benefits of $264.1 million related to uncertain tax positions as of December 31, 2023. Uncertainty in a tax position may arise due to the application of complex tax regulations. The Company uses significant judgment to (1) determine whether, based on the technical merits, the tax position is more likely than not to be sustained upon examination and (2) measure the amount of the tax benefit that qualifies for recognition.

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
February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CME Group Inc.

Opinion on Internal Control over Financial Reporting
We have audited CME Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CME Group Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2024

ITEM 9B.    OTHER INFORMATION
During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of CME Group’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 9, 2024, to be filed by CME Group with the SEC pursuant to Regulation 14A within 120 days after December 31, 2023 (Proxy Statement). Additional information called for by this item is contained in Item 1 of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."
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
EQUITY COMPENSATION PLAN INFORMATION
We currently maintain the following equity compensation plans: CME Group Inc. Amended and Restated Omnibus Stock Plan, CME Group Inc. Director Stock Plan and CME Group Inc. Amended and Restated Employee Stock Purchase Plan. We do not maintain any equity compensation plans not approved by shareholders. A description of each of these plans and the number of shares authorized and available for future awards is included in note 15 of the notes to consolidated financial statements. The numbers in the following table are as of December 31, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	15,173,649
Equity compensation plans not approved by security holders	—	—	—
Total	—		15,173,649
ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of CME Group's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 9, 2024.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will appear in the Proxy Statement and is incorporated herein by reference.
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
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2023 and 2022
Consolidated Statements of Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Equity for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K:
CME Group Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2023, 2022 and 2021
(dollars in millions)

	Balance at beginning of year	Charged (credited) to costs and expenses	Other(1)	Balance at end of year
Year Ended December 31, 2023
Allowance for doubtful accounts	$8.1	$0.6	$(1.6)	$7.1
Allowance for deferred tax assets	0.4	—	—	0.4
Year Ended December 31, 2022
Allowance for doubtful accounts	$5.6	$3.9	$(1.4)	$8.1
Allowance for deferred tax assets	0.6	—	(0.2)	0.4
Year Ended December 31, 2021
Allowance for doubtful accounts	$5.4	$1.9	$(1.7)	$5.6
Allowance for deferred tax assets	11.3	—	(10.7)	0.6
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

10.5(1)*
Third Amendment to Chicago Mercantile Exchange Inc. Senior Management Supplemental Deferred Savings Plan, as of December 6, 2023 (filed herewith). Second Amendment to Chicago Mercantile Exchange Inc. Senior Management Supplemental Deferred Savings Plan, as of June 1, 2023 (filed herewith). First Amendment to Chicago Mercantile Exchange Inc. Senior Management Supplemental Deferred Savings Plan, as of January 1, 2020 (filed herewith). Chicago Mercantile Exchange Inc. Senior Management Supplemental Deferred Savings Plan (SMSDSP), Amended and Restated as of January 1, 2017 (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 2, 2017).

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

10.8
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, among CME Group Inc., as Issuer, and Barclays Capital Inc., as Dealer (incorporated by reference to Exhibit 4.1 above).

10.9
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, between CME Group Inc., as Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer (incorporated by reference to Exhibit 4.2 above).

10.10
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, between CME Group Inc., as Issuer, and Goldman, Sachs & Co., as Dealer (incorporated by reference to Exhibit 4.3 above).

10.11
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

10.12
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

10.13
Amendment No. 7 to Credit Agreement, dated as of April 26, 2023, among Chicago Mercantile Exchange Inc., Bank of America, N.A., in its capacity as administrative agent, Citibank, N.A., in its capacity as collateral agent and collateral monitoring agent, and the banks party thereto. The Amended Credit Agreement, as amended through Amendment No. 7, among Chicago Mercantile Exchange Inc., each of the banks party thereto, Bank of America, N.A., in its capacity as administrative agent, and Citibank, N.A., in its capacity as collateral agent and collateral monitoring agent, is attached as Annex A to Amendment No. 7 (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 28, 2023).

10.14(1)	Form of Equity Grant Letter for Restricted Shares (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 10-Q, filed with the SEC on November 3, 2021).

10.15(1)	Form of Equity Grant Letter for Annual Grant of Performance Shares (incorporated by reference to Exhibit 10.1(1) to CME Group Inc.’s Form 10-Q, filed with the SEC on November 1, 2023)

10.16
Credit Agreement, dated as of November 12, 2021, among CME Group Inc., certain lenders, agents, arrangers, bookrunners, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on November 16, 2021).

10.17(2)
License Agreement, dated June 29, 2012, between Standard & Poor’s Financial Services LLC and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.5 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 3, 2022).

Exhibit Number	Description of Exhibit
10.18(1)	CME Group Inc. Severance Plan, as amended and restated, effective March 7, 2023 (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on March 10, 2023).

10.19(1)
Retirement Agreement, effective as of March 29, 2023, between Chicago Mercantile Exchange Inc. and Sean Tully (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on March 30, 2023).

10.20(1)
Retirement Agreement, effective as of November 8, 2023, between Chicago Mercantile Exchange Inc. and John Pietrowicz (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on November 13, 2023).

10.21(1)
CME Group Inc. Annual Incentive Plan, as amended and restated effective as of October 2, 2023 (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Form 8-K, filed with the SEC on November 13, 2023).

10.22(1)
Amended and Restated Agreement, effective as of December 6, 2023, between CME Group Inc. and Terrence A. Duffy (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on December 6, 2023).

21.1*	List of Subsidiaries of CME Group Inc.

23.1*	Consent of Ernst & Young LLP.

31.1*	Section 302—Certification of Terrence A. Duffy.

31.2*	Section 302—Certification of Lynne Fitzpatrick.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	CME Group Inc. Compensation Recoupment Policy for Executive Officers effective as of October 2, 2023.

101	The following materials from CME Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from CME Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL.

_______________

*	Filed herewith.
(1)Management contract or compensatory plan or arrangement.
(2)Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 28th day of February, 2024.

CME Group Inc.

By:	/S/ LYNNE FITZPATRICK
Lynne Fitzpatrick Senior Managing Director and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, in the City of Chicago and State of Illinois on the 28th day of February, 2024.

Signature	Title

/S/ TERRENCE A. DUFFY	Chairman of the Board, Director and Chief Executive Officer
Terrence A. Duffy

/S/ LYNNE FITZPATRICK	Senior Managing Director and Chief Financial Officer
Lynne Fitzpatrick

/S/ JACK TOBIN	Managing Director and Chief Accounting Officer
Jack Tobin

/S/ KATHRYN BENESH	Director
Kathryn Benesh

/S/ TIMOTHY S. BITSBERGER	Director
Timothy S. Bitsberger

/S/ CHARLES P. CAREY	Director
Charles P. Carey

/S/ ELIZABETH A. COOK	Director
Elizabeth A. Cook

/S/ MICHAEL G. DENNIS	Director
Michael G. Dennis

/S/ BRYAN T. DURKIN	Director
Bryan T. Durkin

/S/ HAROLD FORD JR.	Director
Harold Ford Jr.

/S/ MARTIN J. GEPSMAN	Director
Martin J. Gepsman

/S/ LARRY G. GERDES	Director
Larry G. Gerdes

/S/ DANIEL R. GLICKMAN	Director
Daniel R. Glickman

/S/ WILLIAM W. HOBERT	Director
William W. Hobert

/S/ DANIEL G. KAYE	Director
Daniel G. Kaye

/S/ PHYLLIS M. LOCKETT	Director
Phyllis M. Lockett

/S/ DEBORAH J. LUCAS	Director
Deborah J. Lucas

/S/ PATRICK W. MALONEY	Director
Patrick W. Maloney

/S/ PATRICK J. MULCHRONE	Director
Patrick J. Mulchrone

/S/ TERRY L. SAVAGE	Director
Terry L. Savage

/S/ RAHAEL SEIFU	Director
Rahael Seifu

/S/ WILLIAM R. SHEPARD	Director
William R. Shepard

/S/ HOWARD J. SIEGEL	Director
Howard J. Siegel

/S/ DENNIS A. SUSKIND	Lead Director
Dennis A. Suskind

/S/ ROBERT J. TIERNEY JR.	Director
Robert J. Tierney Jr.