Form 10-Q
period 2024-03-31
CME GROUP INC.
filed 2024-05-01
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
                                                 Yes   ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of April 10, 2024 was as follows: 360,062,233 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 28, 2024 and Item 1A. in Part II of this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,436.9	$2,912.0
Marketable securities	121.0	111.7
Accounts receivable, net of allowance of $7.9 and $7.1	628.2	535.6
Other current assets (includes $5.2 in restricted cash)	647.7	1,138.4
Performance bonds and guaranty fund contributions	94,473.9	90,192.5
Total current assets	97,307.7	94,890.2
Property, net of accumulated depreciation and amortization of $958.8 and $931.1	396.0	409.5
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,990.0	3,050.2
Goodwill	10,489.6	10,495.3
Other assets	3,695.1	3,685.6
Total Assets	$132,053.7	$129,706.1

Liabilities and Equity
Current Liabilities:
Accounts payable	$111.0	$90.6
Short-term debt	749.3	—
Other current liabilities	767.2	3,133.8
Performance bonds and guaranty fund contributions	94,473.9	90,192.5
Total current liabilities	96,101.4	93,416.9
Long-term debt	2,676.7	3,425.4
Deferred income tax liabilities, net	5,317.2	5,327.7
Other liabilities	804.2	798.2
Total Liabilities	104,899.5	102,968.2

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of March 31, 2024 and December 31, 2023; 4,584 issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at March 31, 2024 and December 31, 2023; 359,322 and 359,231 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	22,345.6	22,334.7
Retained earnings	4,891.1	4,455.2
Accumulated other comprehensive income (loss)	(86.1)	(55.6)
Total CME Group Shareholders’ Equity	27,154.2	26,737.9
Total Liabilities and Equity	$132,053.7	$129,706.1

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended
	March 31,
	2024	2023
Revenues
Clearing and transaction fees	$1,208.9	$1,200.2
Market data and information services	175.4	165.8
Other	103.6	75.6
Total Revenues	1,487.9	1,441.6
Expenses
Compensation and benefits	206.0	204.5
Technology	59.4	51.3
Professional fees and outside services	33.1	38.3
Amortization of purchased intangibles	55.2	56.8
Depreciation and amortization	30.1	31.9
Licensing and other fee agreements	87.9	84.7
Other	56.6	60.4
Total Expenses	528.3	527.9
Operating Income	959.6	913.7

Non-Operating Income (Expense)
Investment income	1,071.3	1,357.7
Interest and other borrowing costs	(39.9)	(39.9)
Equity in net earnings of unconsolidated subsidiaries	87.2	78.2
Other non-operating income (expense)	(964.8)	(1,152.8)
Total Non-Operating Income (Expense)	153.8	243.2
Income before Income Taxes	1,113.4	1,156.9
Income tax provision	258.2	273.1
Net Income	855.2	883.8
Net Income Attributable to Common Shareholders of CME Group	$844.4	$872.7

Earnings per Share Attributable to Common Shareholders of CME Group:
Basic	$2.35	$2.43
Diluted	2.35	2.43
Weighted Average Number of Common Shares:
Basic	359,258	358,933
Diluted	359,833	359,313
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended
	March 31,
	2024	2023
Net income	$855.2	$883.8
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	—	0.4
Income tax benefit (expense)	—	(0.1)
Investment securities, net	—	0.3
Defined benefit plans:
Net change in defined benefit plans arising during the period	(5.9)	(3.5)
Income tax benefit (expense)	1.5	0.9
Defined benefit plans, net	(4.4)	(2.6)
Derivative investments:
Reclassification of net unrealized (gains) losses to interest expense and other non-operating income (expense)	(0.9)	(1.2)
Income tax benefit (expense)	0.2	0.3
Derivative investments, net	(0.7)	(0.9)
Foreign currency translation:
Foreign currency translation adjustments	(25.4)	5.9
Foreign currency translation, net	(25.4)	5.9
Other comprehensive income (loss), net of tax	(30.5)	2.7
Comprehensive income	$824.7	$886.5
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at December 31, 2023	4,584	359,231	3	$22,338.3	$4,455.2	$(55.6)	$26,737.9
Net income					855.2		855.2
Other comprehensive income (loss)						(30.5)	(30.5)
Dividends on common and preferred stock of $1.15 per share					(419.3)		(419.3)
Vesting of issued restricted Class A common stock		91		(12.4)			(12.4)
Stock-based compensation				23.3			23.3
Balance at March 31, 2024	4,584	359,322	3	$22,349.2	$4,891.1	$(86.1)	$27,154.2

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at December 31, 2022	4,584	358,929	3	$22,265.2	$4,746.8	$(133.3)	$26,878.7
Net income					883.8		883.8
Other comprehensive income (loss)						2.7	2.7
Dividends on common stock of $1.10 per share					(400.7)		(400.7)
Vesting of issued restricted Class A common stock		2		(0.3)			(0.3)
Stock-based compensation				20.2			20.2
Balance at March 31, 2023	4,584	358,931	3	$22,285.1	$5,229.9	$(130.6)	$27,384.4

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Quarter Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$855.2	$883.8
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	23.3	20.2
Amortization of purchased intangibles	55.2	56.8
Depreciation and amortization	30.1	31.9
Net realized and unrealized (gains) losses on investments	(2.5)	(74.8)
Deferred income taxes	(7.4)	(8.7)
Change in:
Accounts receivable	(93.4)	(241.2)
Other current assets	464.0	54.7
Other assets	(0.2)	19.4
Accounts payable	20.5	(24.2)
Income taxes payable	151.4	282.5
Other current liabilities	(605.3)	(106.7)
Other liabilities	(1.8)	(7.2)
Other	3.6	15.9
Net Cash Provided by Operating Activities	892.7	902.4

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	1.7	0.7
Purchases of available-for-sale marketable securities	(1.2)	(0.3)
Purchases of property, net	(19.8)	(15.2)
Investments in privately-held equity investments	(3.5)	(2.4)
Net Cash Used in Investing Activities	(22.8)	(17.2)

Cash Flows from Financing Activities
Cash dividends	(2,328.4)	(2,035.6)
Change in performance bond and guaranty fund contributions	4,281.4	(7,158.5)
Employee taxes paid on restricted stock vesting	(12.3)	(0.3)
Other	(4.3)	(4.1)
Net Cash Provided by (Used in) Financing Activities	1,936.4	(9,198.5)

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Quarter Ended March 31,
	2024	2023
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$2,806.3	$(8,313.3)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	93,109.7	137,974.3
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	$95,916.0	$129,661.0

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents:
Cash and cash equivalents	$1,436.9	$1,565.2
Short-term restricted cash	5.2	5.1
Restricted cash and restricted cash equivalents (performance bonds and guaranty fund contributions)	94,473.9	128,090.7
Total	$95,916.0	$129,661.0

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$114.8	$30.9
Interest paid	41.1	41.1
Non-cash investing activities:
Accrued proceeds from sale of investments	—	97.9

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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the company at March 31, 2024 and December 31, 2023 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (SEC) on February 28, 2024.
2. Revenue Recognition
The company generates revenue from customers from the following sources:
Clearing and transaction fees. Clearing and transaction fees include electronic trading fees and brokerage commissions, surcharges for privately-negotiated transactions, risk mitigation and other volume-related charges for trade contracts. Clearing and transaction fees are assessed upfront at the time of trade execution. As such, the company recognizes the majority of the fee revenue upon successful execution of the trade. The minimal remaining portion of the fee revenue related to settlement activities performed after trade execution is recognized over the short-term period that the contract is outstanding, based on management’s estimates of the average contract lifecycle. These estimates are based on various assumptions to approximate the amount of fee revenue to be attributed to services performed through contract settlement, expiration, or termination. For cleared trades, these assumptions include the average number of days that a contract remains in open interest, contract turnover, average revenue per day, and revenue remaining in open interest at the end of each period.
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
Other. Other revenues include certain access and communication fees, fees for non-cash collateral management, equity membership subscription fees, and fees for trade order routing through agreements from various strategic relationships. Access and communication fees are charged to customers that utilize various telecommunications networks and communications services. Fees for these services are generally billed monthly and the associated fee revenue is recognized as billed. Collateral management fees are charged to clearing firms that have non-cash collateral on deposit with the clearing house to meet their minimum performance bond and guaranty fund obligations on the exchange. These fees are calculated based on daily non-cash collateral balances and are billed monthly. This fee revenue is recognized monthly as billed as the customers receive and consume the benefits of the services. The company also has an equity membership program which provides equity members the option to substitute a monthly subscription fee for their existing requirement to hold CME Group Class A common stock. Choosing to pay this fee in lieu of holding Class A shares is entirely voluntary and the client’s choice. Fee revenue under this program is earned monthly as billed over the contractual term. Pricing for strategic relationships may be driven by customer levels and activity. There are fee arrangements which provide for monthly as well as quarterly payments in arrears. Revenue is recognized monthly for strategic relationship arrangements as the customers receive and consume the benefits of the services.

The following table represents a disaggregation of revenue from contracts with customers by product line for the quarters ended March 31, 2024 and 2023:

	Quarter Ended March 31,
(in millions)	2024	2023
Interest rates	$410.3	$444.8
Equity indexes	268.1	269.2
Foreign exchange	47.2	47.5
Agricultural commodities	132.0	115.3
Energy	196.2	167.9
Metals	64.0	60.9
BrokerTec fixed income	37.8	39.2
EBS foreign exchange	31.3	35.8
Interest rate swap	22.0	19.6
Total clearing and transaction fees	1,208.9	1,200.2
Market data and information services	175.4	165.8
Other	103.6	75.6
Total revenues	$1,487.9	$1,441.6

Timing of Revenue Recognition
Services transferred at a point in time	$1,183.9	$1,177.5
Services transferred over time	299.5	259.5
One-time charges and miscellaneous revenues	4.5	4.6
Total revenues	$1,487.9	$1,441.6
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis upon commencement of services under the customer contract. These upfront customer payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the first quarter of March 31, 2024 were not materially impacted by any other factors. The balance of contract liabilities was $54.5 million and $13.2 million as of March 31, 2024 and December 31, 2023, respectively.
3. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contribution Reinvestment. CME reinvests cash performance bonds and guaranty fund contributions and distributes a portion of the interest earned back to the clearing firms. The reinvestment of cash can include certain commercial and central bank deposits, government securities, reverse repurchase agreements, and money market funds. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to maintain cash accounts at the Federal Reserve Bank of Chicago. At March 31, 2024, CME maintained $86.4 billion within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets. Cash performance bonds and guaranty fund contributions are included as restricted cash and cash equivalents on the consolidated statements of cash flows.
In the first quarter of 2024 and 2023, earnings from cash performance bond and guaranty fund contributions were $1,036.7 million and $1,256.3 million, respectively. In the first quarter of 2024 and 2023, expense related to the distribution of interest earned on collateral reinvestments were $967.4 million and $1,163.5 million, respectively. The earnings from cash performance bonds and guaranty fund contributions are included in investment income and the expense related to the distribution of interest earned is included in other non-operating income (expense) on the consolidated statements of income.
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
During the first quarter of 2024, the clearing house transferred an average of approximately $5.2 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. Management has assessed the fair value of the company’s settlement guarantee liability by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at March 31, 2024 and December 31, 2023. The company does not have a history of significant losses recognized on performance bond collateral as posted by our clearing members, and management currently does not anticipate any future credit losses on its performance bond assets. Accordingly, the company has not provided an allowance for credit losses on these performance bond deposits, nor has it recorded any liabilities to reflect an allowance for credit losses related to our off-balance sheet credit exposures and guarantees.
4. Intangible Assets and Goodwill
Intangible assets consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$4,687.2	$(2,175.7)	$2,511.5	$4,694.4	$(2,124.9)	$2,569.5
Technology-related intellectual property	62.5	(62.2)	0.3	62.5	(62.2)	0.3
Other	71.2	(43.0)	28.2	71.6	(41.2)	30.4
Total amortizable intangible assets	$4,820.9	$(2,280.9)	$2,540.0	$4,828.5	$(2,228.3)	$2,600.2

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,990.0			$3,050.2
Trading products (1)			$17,175.3			$17,175.3
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
Total amortization expense for intangible assets was $55.2 million and $56.8 million for the quarters ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2024	$166.3
2025	221.7
2026	221.7
2027	220.4
2028	214.0
2029	214.0
Thereafter	1,281.9

Goodwill activity consisted of the following for the periods ended March 31, 2024 and December 31, 2023:

(in millions)	Goodwill
Balance at December 31, 2022	$10,482.5
Foreign currency translation	12.8
Balance at December 31, 2023	10,495.3
Foreign currency translation	(5.7)
Balance at March 31, 2024	$10,489.6
5. Debt
Short-term debt consisted of the following at March 31, 2024 and December 31, 2023:

(in millions)	March 31, 2024	December 31, 2023
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (1)	$749.3	$—
Total short-term debt	$749.3	$—
(1)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.11%
Long-term debt consisted of the following at March 31, 2024 and December 31, 2023:

(in millions)	March 31, 2024	December 31, 2023
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (1)	—	749.1
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	498.2	498.1
$750.0 million fixed rate notes due March 2032, stated rate of 2.65%	743.1	742.9
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (2)	744.0	744.0
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	691.4	691.3
Total long-term debt	$2,676.7	$3,425.4
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
Short and long-term debt maturities, at par value, were as follows at March 31, 2024:

(in millions)	Par Value
2025	$750.0
2026	—
2027	—
2028	500.0
2029	—
Thereafter	2,200.0
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
No accrual was required for contingent legal and regulatory matters as none were probable and estimable as of March 31, 2024 and December 31, 2023.
Intellectual Property Indemnifications. Certain agreements with customers and other third parties related to accessing the CME Group platforms, utilizing market data services and licensing SPAN and SPAN 2 software may contain indemnifications from intellectual property claims that may be made against them as a result of their use of the applicable products and/or services. The potential future claims relating to these indemnifications cannot be estimated and therefore no liability has been recorded.
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
The components of lease costs were as follows:

	Quarter Ended March 31,
(in millions)	2024	2023
Operating lease expense:
Operating lease cost	$13.0	$14.0
Short-term lease cost	0.1	0.1
Total operating lease expense included in other expense	$13.1	$14.1

Finance lease expense:
Interest expense	$0.6	$0.7
Depreciation expense	2.2	2.2
Total finance lease expense	$2.8	$2.9

Sublease revenue included in other revenue	$2.3	$2.4

Supplemental cash flow information related to leases was as follows:

	Quarter Ended March 31,
(in millions)	2024	2023
Cash outflows for operating leases	$15.2	$17.0
Cash outflows for finance leases	4.3	4.3
Supplemental balance sheet information related to leases was as follows:
Operating leases

(in millions)	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$264.5	$272.0

Operating lease liabilities:
Other current liabilities	$47.5	$46.7
Other liabilities	333.1	344.0
Total operating lease liabilities	$380.6	$390.7

Weighted average remaining lease term (in months)	111	114
Weighted average discount rate	3.8%	3.8%
Finance leases

(in millions)	March 31, 2024	December 31, 2023
Finance lease right-of-use assets	$60.7	$62.8

Finance lease liabilities:
Other current liabilities	$8.5	$8.4
Other liabilities	57.2	59.4
Total finance lease liabilities	$65.7	$67.8

Weighted average remaining lease term (in months)	84	87
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of March 31, 2024 for operating and finance leases:

(in millions)	Operating Leases
Remainder of 2024	$45.8
2025	58.2
2026	53.7
2027	50.7
2028	49.5
2029	35.5
Thereafter	156.2
Total lease payments	449.6
Less: imputed interest	(69.0)
Present value of lease liability	$380.6

(in millions)	Finance Leases
Remainder of 2024	$13.0
2025	17.5
2026	17.6
2027	17.8
2028	17.9
2029	18.1
Thereafter	22.9
Total lease payments	124.8
Less: imputed interest	(59.1)
Present value of lease liability	$65.7
8. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through April 2025. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a two-year period after April 2025 unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of irrevocable, standby letters of credit. At March 31, 2024, CME was contingently liable to SGX on letters of credit totaling $285.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. Management has assessed the fair value of the company’s guarantee liability under this mutual offset agreement by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at March 31, 2024 and December 31, 2023.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company’s agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the Fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is nominal and therefore has not recorded any liability at March 31, 2024 and December 31, 2023.

9. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2023	$(0.4)	$(23.4)	$62.0	$(93.8)	$(55.6)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	—	(5.9)	—	(25.4)	(31.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(0.9)	—	(0.9)
Income tax benefit (expense)	—	1.5	0.2	—	1.7
Net current period other comprehensive income (loss)	—	(4.4)	(0.7)	(25.4)	(30.5)
Balance at March 31, 2024	$(0.4)	$(27.8)	$61.3	$(119.2)	$(86.1)

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2022	$(0.9)	$(22.8)	$64.7	$(174.3)	$(133.3)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	0.4	(3.5)	—	5.9	2.8
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(1.2)	—	(1.2)
Income tax benefit (expense)	(0.1)	0.9	0.3	—	1.1
Net current period other comprehensive income (loss)	0.3	(2.6)	(0.9)	5.9	2.7
Balance at March 31, 2023	$(0.6)	$(25.4)	$63.8	$(168.4)	$(130.6)
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

Recurring Fair Value Measurements. Financial assets and liabilities recorded at fair value on the consolidated balance sheet as of March 31, 2024 were classified in their entirety based on the lowest level of input that was significant to each asset and liability’s fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	March 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$10.0	$—	$—	$10.0
Mutual funds	110.8	—	—	110.8
Equity securities	0.2	—	—	0.2
Total Marketable Securities	121.0	—	—	121.0
Total Assets at Fair Value	$121.0	$—	$—	$121.0
Non-Recurring Fair Value Measurements. The company recognized an unrealized gain on investments of $1.5 million on an equity investment without readily determinable fair value. The fair value of this investment was estimated to be $10.1 million at March 31, 2024. This fair value assessment was based on quantitative factors, including observable price changes. The fair value measurement of this investment is considered level 3 and non-recurring.
Fair Values of Long-Term Debt Notes. The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below are classified as level 2 under the fair value hierarchy and were estimated using quoted market prices in inactive markets.
At March 31, 2024, the fair values were as follows:

(in millions)	Fair Value	Level
$750.0 million fixed rate notes due March 2025	734.9	Level 2
$500.0 million fixed rate notes due June 2028	485.8	Level 2
$750.0 million fixed rate notes due March 2032	650.3	Level 2
$750.0 million fixed rate notes due September 2043	758.6	Level 2
$700.0 million fixed rate notes due June 2048	615.3	Level 2

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

	Quarter Ended March 31,
(in thousands)	2024	2023
Stock awards	46	160
Total	46	160
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended March 31,
	2024	2023
Net Income (in millions)	$855.2	$883.8
Less: preferred stock dividends	(5.3)	(5.0)
Less: undistributed earnings allocated to preferred stock	(5.5)	(6.1)
Net Income Attributable to Common Shareholders of CME Group	$844.4	$872.7

Weighted Average Number of Common Shares (in thousands):
Basic	359,258	358,933
Effect of stock options, restricted stock and performance shares	575	380
Diluted	359,833	359,313
Earnings per Common Share Attributable to Common Shareholders of CME Group:
Basic	$2.35	$2.43
Diluted	2.35	2.43
12. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued. The company has determined that there were no subsequent events that met the requirement for recognition or disclosure in the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.
References in this discussion and analysis to “we” and “our” are to CME Group Inc. (CME Group) and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), the Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), and Commodity Exchange, Inc. (COMEX), collectively, unless otherwise noted.
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended March 31,
(dollars in millions, except per share data)	2024	2023	Change
Total revenues	$1,487.9	$1,441.6	3%
Total expenses	528.3	527.9	—
Operating margin	64.5%	63.4%
Non-operating income (expense)	$153.8	$243.2	(37)
Effective tax rate	23.2%	23.6%
Net income	$855.2	$883.8	(3)
Diluted earnings per common share	2.35	2.43	(3)
Cash flows from operating activities	892.7	902.4	(1)
Revenues

	Quarter Ended March 31,
(dollars in millions)	2024	2023	Change
Clearing and transaction fees	$1,208.9	$1,200.2	1%
Market data and information services	175.4	165.8	6
Other	103.6	75.6	37
Total Revenues	$1,487.9	$1,441.6	3
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

	Quarter Ended March 31,
	2024	2023	Change
Total contract volume (in millions)	1,608.0	1,666.1	(3)%
Clearing and transaction fees (in millions)	$1,117.8	$1,105.6	1
Average rate per contract	$0.695	$0.664	5

We estimate the following net change in clearing and transaction fees based on the change in total contract volume and the change in average rate per contract for futures and options during the first quarter of 2024 when compared with the same period in 2023.

(in millions)	Quarter Ended
Decrease due to a change in total contract volume	$(40.4)
Increase due to a change in average rate per contract	52.6
Net increase in clearing and transaction fees	$12.2
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

	Quarter Ended March 31,
(amounts in thousands)	2024	2023	Change
Average Daily Volume by Product Line:
Interest rates	13,839	14,490	(4)%
Equity indexes	6,856	7,303	(6)
Foreign exchange	984	969	1
Agricultural commodities	1,595	1,379	16
Energy	2,411	2,083	16
Metals	675	649	4
Aggregate average daily volume	26,360	26,873	(2)
Average Daily Volume by Venue:
CME Globex	23,986	24,170	(1)
Open outcry	1,332	1,623	(18)
Privately negotiated	1,042	1,080	(3)
Aggregate average daily volume	26,360	26,873	(2)
Electronic Volume as a Percentage of Total Volume	91%	90%
Market volatility within certain financial markets declined throughout the first quarter of 2024 following very high volatility in the first quarter of 2023. Interest rate and equity volatility were elevated due to significant market uncertainty in the first quarter of 2023 following the collapse of two U.S. regional banks as well as uncertainty surrounding the United States Federal Reserve’s (Federal Reserve) interest rate policy decision. The Federal Open Markets Committee (FOMC) raised the federal funds rate multiple times throughout 2023 but has initially signaled the potential for future rate cuts, as a result of easing inflation. Energy and agricultural commodities markets were more volatile in the first quarter of 2024 mainly as a result of uncertain weather conditions, which led to higher volumes within those markets. We believe these factors contributed to total volumes decreasing slightly in the first quarter of 2024 when compared with the same period in 2023.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. We no longer offer Eurodollar contract trading as of June 2023.

	Quarter Ended March 31,
(amounts in thousands)	2024	2023	Change
Eurodollar futures and options:
Futures expiring within two years	—	325	(100)%
Options	—	137	(100)
Futures expiring beyond two years	—	82	(100)
SOFR futures and options:
Futures expiring within two years	2,661	3,001	(11)
Options	2,004	2,429	(17)
Futures expiring beyond two years	926	907	2
U.S. Treasury futures and options:
10-Year	3,138	2,921	7
5-Year	1,954	1,896	3
2-Year	967	828	17
Treasury Bond	671	560	20
Federal Funds futures and options	414	601	(31)
In the first quarter of 2024, overall interest rate contract volume decreased slightly when compared with the same period in 2023. The first quarter of 2023 saw significant interest rate volatility following interest rate hikes by the FOMC as well as market uncertainty following the collapse of two U.S. regional banks. U.S. Treasury volume increased in the first quarter of 2024 when compared with the same period in 2023 due to a shift in market expectations regarding the Federal Reserve's interest rate policy following the FOMC's indication of fewer rate cuts in the near future than previously anticipated.
Equity Index Products
The following table summarizes average daily contract volume for our key equity index products.

	Quarter Ended March 31,
(amounts in thousands)	2024	2023	Change
E-mini S&P 500 futures and options	4,075	4,601	(11)%
E-mini Nasdaq 100 futures and options	2,036	1,896	7
E-mini Russell 2000 futures and options	337	332	1
In the first quarter of 2024, equity index contract volume decreased when compared with the same period in 2023, which we believe was due to lower overall equity volatility. The first quarter of 2023 saw significant market volatility as a result of the regional banking crisis as well as continued uncertainty surrounding the Federal Reserve's interest rate policy decisions. We believe these factors led to lower overall equity contract volume in the first quarter of 2024.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended March 31,
(amounts in thousands)	2024	2023	Change
Euro	257	268	(4)%
Japanese Yen	184	173	6
British Pound	114	112	2
Australian dollar	110	104	6
In the first quarter of 2024, overall foreign exchange volume increased slightly when compared with the same period in 2023. Continued uncertainty surrounding monetary policy expectations from the Federal Reserve and global central banks resulted in slightly higher volume compared with the same period in 2023.

Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended March 31,
(amounts in thousands)	2024	2023	Change
Corn	473	409	16%
Soybean	351	296	19
Wheat	214	185	16
Overall commodity contract volume increased in the first quarter of 2024 when compared with the same period in 2023. We believe this increase is due to higher overall market volatility as a result of a change in market expectations regarding grain supplies as well as weather conditions for 2024. In addition, the first quarter of 2023 saw lower overall volatility within the commodities markets due to risk aversion by market participants following price increases and global trade uncertainty resulting from the conflict between Russia and Ukraine. We believe these factors contributed to higher overall commodity volume in the first quarter of 2024.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended March 31,
(amounts in thousands)	2024	2023	Change
WTI crude oil	1,084	1,067	2%
Natural gas	848	599	42
Refined products	376	328	15
Energy contract volume increased in the first quarter of 2024 when compared with the same period in 2023, which we believe was due to higher overall market volatility. Natural gas volatility was higher as a result of uncertain weather conditions in the U.S., which impacted prices throughout the quarter. In addition, crude oil volatility was slightly higher as a result of ongoing geopolitical issues in the Middle East as well economic uncertainty between the U.S. and China.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended March 31,
(amounts in thousands)	2024	2023	Change
Gold	394	398	(1)%
Copper	137	123	11
Silver	95	94	1
In the first quarter of 2024, overall metal contract volume increased when compared with the same period in 2023, which we believe is due to higher market volatility within the copper market due to increased demand along with supply shortages. We believe this market volatility led to the overall increase in metal contract volume.
Average Rate per Contract
The average rate per contract increased in the first quarter 2024, when compared with the same period in 2023. The increase in the average rate per contract was primarily due to increases in our fee structure that went into effect on February 1, 2024. The increase is also due to a change in product mix. In the first quarter of 2024, equity index and interest rate contract volumes decreased by 3 percentage points as a percent of total volume, while all other products collectively increased by 3 percentage points. In general, equity index and interest rate products have a lower rate per contract compared with the remaining contracts.
Cash Markets Business
Total clearing and transaction fees revenues in the first quarter of 2024 include $69.1 million of transaction fees attributable to the cash markets business, compared with $75.0 million in the first quarter of 2023. This revenue primarily includes BrokerTec Americas LLC's fixed income volume and EBS's foreign exchange volume.

	Quarter Ended March 31,
(amounts in millions)	2024	2023	Change
BrokerTec fixed income transaction fees	$37.8	$39.2	(4)%
EBS foreign exchange transaction fees	31.3	35.8	(13)%
The related average daily notional value for the first quarter 2024 and 2023 were as follows:

	Quarter Ended March 31,
(amounts in billions)	2024	2023	Change
European Repo (in euros)	$282.3	$354.7	(20)%
U.S. Treasury	102.2	123.7	(17)
Spot FX	51.9	64.4	(19)
Overall average daily notional values and transactions revenue for the cash markets business and spot FX business was lower in the first quarter of 2024 when compared with the same period 2023. We believe the decrease in U.S. Treasury, European Repo, and spot FX volumes were due to lower overall volatility when compared to the first quarter of 2023. The first quarter of 2023 saw higher volatility as a result of the regional banking crisis in the U.S. as well as uncertainty surrounding the Federal Reserve's interest rate policy decision. We believe these factors led to the overall decrease in cash market contract volume.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One individual firm represented at approximately 10% of our clearing and transaction fees in the first quarter of 2024. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
Market data and information services. During the first quarter of 2024, overall market data and information services revenues increased when compared with the same period in 2023, largely due to price increases for certain products.
The two largest resellers of our market data represented approximately 30% of our market data and information services revenue in the first quarter of 2024. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Other revenues. In the first quarter of 2024, the increase in other revenues when compared with the same period in 2023 was largely attributable to higher custody fees due to a fee increase as well as increases in co-location and other connectivity fees.
Expenses

	Quarter Ended March 31,
(dollars in millions)	2024	2023	Change
Compensation and benefits	$206.0	$204.5	1%
Technology	59.4	51.3	16
Professional fees and outside services	33.1	38.3	(14)
Amortization of purchased intangibles	55.2	56.8	(3)
Depreciation and amortization	30.1	31.9	(6)
Licensing and other fee agreements	87.9	84.7	4
Other	56.6	60.4	(6)
Total Expenses	$528.3	$527.9	—%

Operating expenses increased by $0.4 million in the first quarter of 2024 when compared with the same period in 2023. The following table shows the estimated impacts of key factors resulting in the changes in operating expenses:

	Quarter Ended March 31,
	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Technology support services	$8.3	2%
License fees	3.2	1
Stock-based compensation	3.2	1
Occupancy and building operations	(3.4)	(1)
Bonus	(4.6)	(1)
Professional fees and outside services	(5.2)	(1)
Other expenses, net	(1.1)	(1)
Total increase	$0.4	—%
Increases in operating expenses in the first quarter of 2024 when compared with the same period in 2023 were as follows:
•The increases in expenses related to technology support services were primarily driven by higher software license fees and third party services to support the ongoing Google Cloud transformation project.
•License fees were higher during the first quarter of 2024 when compared to the same period in 2023 primarily due to an increase in volume for certain equity products.
•Stock-based compensation expense increased largely due to the acceleration of expense related to certain restricted stock and performance award grants.
Decreases in operating expenses in the first quarter of 2024 when compared with the same period in 2023 were as follows:
•Occupancy and building operations expense decreased during the first quarter of 2024 due to lower rent and real estate taxes compared to the first quarter of 2023.
•Bonus expense decreased largely due to our performance relative to our 2024 cash earnings target when compared with the same period in 2023.
•The decrease in professional fees and outside services in the first quarter of 2024 is largely due to a decrease in costs associated with the Google Cloud Migration, which began in late 2021, as well as lower professional services and legal fees during the period.
Non-Operating Income (Expense)

	Quarter Ended March 31,
(dollars in millions)	2024	2023	Change
Investment income	$1,071.3	$1,357.7	(21)%
Interest and other borrowing costs	(39.9)	(39.9)	—%
Equity in net earnings of unconsolidated subsidiaries	87.2	78.2	12
Other non-operating income (expense)	(964.8)	(1,152.8)	(16)
Total Non-Operating	$153.8	$243.2	(37)
Investment income. Earnings from cash performance bond and guaranty fund contributions that are reinvested decreased in the first quarter of 2024 when compared with the same period in 2023, due to lower average reinvestment balances. In the first quarter of 2024 and 2023, earnings from cash performance bond and guaranty fund contributions were $1,036.7 million and $1,256.3 million, respectively. We also recognized lower net realized and unrealized gains on investments in the quarter of 2024.
Equity in net earnings (losses) of unconsolidated subsidiaries. Higher income generated from our S&P/Dow Jones Indices LLC (S&P/DJI) business venture contributed to an increase in equity in net earnings of unconsolidated subsidiaries in the first quarter of 2024 when compared with the same period in 2023.

Other income (expense). We recognized lower expense related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms in conjunction with lower interest income earned on our reinvestment during the first quarter of 2024 when compared with the same period in 2023. This was due to a lower reinvestment balance in the first quarter of 2024 compared with the same period in 2023. In the first quarter of 2024 and 2023, expenses related to the distribution of interest earned on collateral reinvestments were $967.4 million and $1,163.5 million, respectively.
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2024	2023
Quarter ended March 31	23.2%	23.6%
The overall effective tax rate remained relatively consistent in the first quarter of 2024 when compared with the same period in 2023. On April 15, 2024, we filed our court case with the U.S. Court of Federal Claims related to our Section 199 deduction.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities and used by investing activities remained consistent in the first quarter of 2024 when compared with the same period in 2023. Cash provided by financing activities was higher during the first quarter of 2024 when compared with the same period in 2023 due to an increase in cash performance bonds and guaranty fund contributions.
Debt Instruments. The following table summarizes our debt outstanding at March 31, 2024:

(in millions)	Par Value
Fixed rate notes due March 2025, stated rate of 3.00% (1)	$750.0
Fixed rate notes due June 2028, stated rate of 3.75%	500.0
Fixed rate notes due March 2032, stated rate of 2.65%	750.0
Fixed rate notes due September 2043, stated rate of 5.30% (2)	750.0
Fixed rate notes due June 2048, stated rate of 4.15%	700.0
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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event a clearing firm fails to promptly discharge an obligation to CME Clearing, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms, or in other cases as provided by the CME rulebook. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets (pursuant to the CME rulebook) can be used to collateralize the facility. At March 31, 2024, guaranty fund contributions available to collateralize the facility totaled $9.7 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME's consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.

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
At March 31, 2024, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At March 31, 2024, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At March 31, 2024, the letters of credit totaled $285.0 million. We also maintain a $350.0 million line of credit to meet our obligations under this agreement.
The following table summarizes our credit ratings at March 31, 2024:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.4 billion and $2.9 billion at March 31, 2024 and December 31, 2023, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our corporate investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements and short-term bank deposits. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
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
We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices. There have not been material changes in our exposure to market risk since December 31, 2023. Refer to Item 7A. of CME Group’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024, for additional information.

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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The disclosure under “Legal and Regulatory Matters” in Note 6. Contingencies in the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this report is incorporated herein by reference. Such disclosure includes updates to the legal proceedings disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.

ITEM 1A.	RISK FACTORS
There have been no material changes in the company's risk factors from those disclosed in the company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) of shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 to January 31	5,302	$202.66	—	$—
February 1 to February 28	157	209.24	—	—
March 1 to March 31	51,774	217.52	—	—
Total	57,233		—
(1)Shares purchased consist of an aggregate of 57,233 shares of Class A common stock surrendered in the first quarter of 2024 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 6.	EXHIBITS

10.1(1)
CME Group Inc,'s Fourth Amended and Restated Omnibus Stock Plan (As amended and restated effective March 1, 2024) (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on March 7, 2024).

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—Lynne Fitzpatrick

32.1	Section 906 Certification

101
The following materials from CME Group Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline XBRL (Xtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

CME Group Inc. (Registrant)

Dated: May 1, 2024	By:	/s/ Lynne Fitzpatrick
Lynne Fitzpatrick Senior Managing Director and Chief Financial Officer Principal Financial Offer and Duly Authorized Officer