Form 10-Q
period 2024-06-30
CME GROUP INC.
filed 2024-08-05
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
                                                 Yes   ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of July 10, 2024 was as follows: 360,093,640 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,789.9	$2,912.0
Marketable securities	121.7	111.7
Accounts receivable, net of allowance of $8.7 and $7.1	599.5	535.6
Other current assets (includes $5.2 in restricted cash)	567.5	1,138.4
Performance bonds and guaranty fund contributions	85,670.0	90,192.5
Total current assets	88,748.6	94,890.2
Property, net of accumulated depreciation and amortization of $984.7 and $931.1	384.5	409.5
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,932.5	3,050.2
Goodwill	10,488.6	10,495.3
Other assets	3,649.8	3,685.6
Total Assets	$123,379.3	$129,706.1

Liabilities and Equity
Current Liabilities:
Accounts payable	$99.9	$90.6
Short-term debt	749.5	—
Other current liabilities	454.6	3,133.8
Performance bonds and guaranty fund contributions	85,670.0	90,192.5
Total current liabilities	86,974.0	93,416.9
Long-term debt	2,677.2	3,425.4
Deferred income tax liabilities, net	5,309.1	5,327.7
Other liabilities	783.2	798.2
Total Liabilities	95,743.5	102,968.2

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of June 30, 2024 and December 31, 2023; 4,584 issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at June 30, 2024 and December 31, 2023; 359,361 and 359,231 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	22,372.1	22,334.7
Retained earnings	5,355.1	4,455.2
Accumulated other comprehensive income (loss)	(95.0)	(55.6)
Total CME Group Shareholders’ Equity	27,635.8	26,737.9
Total Liabilities and Equity	$123,379.3	$129,706.1

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Clearing and transaction fees	$1,249.9	$1,118.3	$2,458.8	$2,318.5
Market data and information services	175.0	163.1	350.4	328.9
Other	107.6	78.8	211.2	154.4
Total Revenues	1,532.5	1,360.2	3,020.4	2,801.8
Expenses
Compensation and benefits	204.7	205.7	410.7	410.2
Technology	64.1	53.3	123.5	104.6
Professional fees and outside services	34.7	37.8	67.8	76.1
Amortization of purchased intangibles	55.5	57.0	110.7	113.8
Depreciation and amortization	28.7	32.3	58.8	64.2
Licensing and other fee agreements	85.9	78.2	173.8	162.9
Other	58.3	57.3	114.9	117.7
Total Expenses	531.9	521.6	1,060.2	1,049.5
Operating Income	1,000.6	838.6	1,960.2	1,752.3

Non-Operating Income (Expense)
Investment income	1,044.5	1,568.2	2,115.8	2,925.9
Interest and other borrowing costs	(40.1)	(40.2)	(80.0)	(80.1)
Equity in net earnings of unconsolidated subsidiaries	86.4	75.1	173.6	153.3
Other non-operating income (expense)	(936.9)	(1,425.3)	(1,901.7)	(2,578.1)
Total Non-Operating Income (Expense)	153.9	177.8	307.7	421.0
Income before Income Taxes	1,154.5	1,016.4	2,267.9	2,173.3
Income tax provision	271.3	238.8	529.5	511.9
Net Income	$883.2	$777.6	$1,738.4	$1,661.4
Net Income Attributable to Common Shareholders of CME Group	$872.1	$767.8	$1,716.5	$1,640.5

Earnings per Share Attributable to Common Shareholders of CME Group:
Basic	$2.43	$2.14	$4.78	$4.57
Diluted	2.42	2.14	4.77	4.56
Weighted Average Number of Common Shares:
Basic	359,330	358,940	359,294	358,937
Diluted	359,869	359,429	359,852	359,371
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$883.2	$777.6	$1,738.4	$1,661.4
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	—	(0.1)	—	0.3
Income tax benefit (expense)	—	—	—	(0.1)
Investment securities, net	—	(0.1)	—	0.2
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	(5.9)	(3.5)
Income tax benefit (expense)	—	—	1.5	0.9
Defined benefit plans, net	—	—	(4.4)	(2.6)
Derivative investments:
Reclassification of net unrealized (gains) losses to interest expense and other non-operating income (expense)	(0.9)	(0.7)	(1.8)	(1.9)
Income tax benefit (expense)	0.2	0.2	0.4	0.5
Derivative investments, net	(0.7)	(0.5)	(1.4)	(1.4)
Foreign currency translation:
Foreign currency translation adjustments	(8.2)	31.0	(33.6)	36.9
Foreign currency translation, net	(8.2)	31.0	(33.6)	36.9
Other comprehensive income (loss), net of tax	(8.9)	30.4	(39.4)	33.1
Comprehensive income	$874.3	$808.0	$1,699.0	$1,694.5
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Six Months Ended, June 30, 2024
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at December 31, 2023	4,584	359,231	3	$22,338.3	$4,455.2	$(55.6)	$26,737.9
Net income					1,738.4		1,738.4
Other comprehensive income (loss)						(39.4)	(39.4)
Dividends on common and preferred stock of $2.30 per share					(838.5)		(838.5)
Vesting of issued restricted Class A common stock		91		(12.4)			(12.4)
Shares issued to Board of Directors		19		3.7			3.7
Shares issued under Employee Stock Purchase Plan		20		4.0			4.0
Stock-based compensation				42.1			42.1
Balance at June 30, 2024	4,584	359,361	3	$22,375.7	$5,355.1	$(95.0)	$27,635.8

	Quarter Ended, June 30, 2024
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at March 31, 2024	4,584	359,322	3	$22,349.2	$4,891.1	$(86.1)	$27,154.2
Net income					883.2		883.2
Other comprehensive income (loss)						(8.9)	(8.9)
Dividends on common and preferred stock of $1.15 per share					(419.2)		(419.2)
Shares issued to Board of Directors		19		3.7			3.7
Shares issued under Employee Stock Purchase Plan		20		4.0			4.0
Stock-based compensation				18.8			18.8
Balance at June 30, 2024	4,584	359,361	3	$22,375.7	$5,355.1	$(95.0)	$27,635.8

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Six Months Ended, June 30, 2023
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at December 31, 2022	4,584	358,929	3	$22,265.2	$4,746.8	$(133.3)	$26,878.7
Net income					1,661.4		1,661.4
Other comprehensive income (loss)						33.1	33.1
Dividends on common stock of $2.20 per share					(801.4)		(801.4)
Vesting of issued restricted Class A common stock		8		(1.1)			(1.1)
Shares issued to Board of Directors		20		3.6			3.6
Shares issued under Employee Stock Purchase Plan		21		3.8			3.8
Stock-based compensation				39.7			39.7
Balance at June 30, 2023	4,584	358,978	3	$22,311.2	$5,606.8	$(100.2)	$27,817.8

	Quarter Ended, June 30, 2023
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity
Balance at March 31, 2023	4,584	358,931	3	$22,285.1	$5,229.9	$(130.6)	$27,384.4
Net income					777.6		777.6
Other comprehensive income (loss)						30.4	30.4
Dividends on common and preferred stock of $1.10 per share					(400.7)		(400.7)
Vesting of issued restricted Class A common stock		6		(0.8)			(0.8)
Shares issued to Board of Directors		20		3.6			3.6
Shares issued under Employee Stock Purchase Plan		21		3.8			3.8
Stock-based compensation				19.5			19.5
Balance at June 30, 2023	4,584	358,978	3	$22,311.2	$5,606.8	$(100.2)	$27,817.8
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$1,738.4	$1,661.4
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	42.1	39.7
Amortization of purchased intangibles	110.7	113.8
Depreciation and amortization	58.8	64.2
Net realized and unrealized (gains) losses on investments	(11.7)	(73.7)
Deferred income taxes	(14.5)	(17.2)
Change in:
Accounts receivable	(65.5)	(115.7)
Other current assets	640.1	(14.6)
Other assets	19.3	50.8
Accounts payable	9.3	(70.4)
Income taxes payable	(106.2)	(50.0)
Other current liabilities	(718.4)	(22.7)
Other liabilities	(15.2)	(18.4)
Other	(17.6)	5.6
Net Cash Provided by Operating Activities	1,669.6	1,552.8

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	3.3	3.6
Purchases of available-for-sale marketable securities	(3.0)	(2.6)
Purchases of property, net	(38.0)	(35.7)
Investments in privately-held equity investments	(3.6)	(2.4)
Proceeds from sales of investments	13.5	97.9
Net Cash (Used in) Provided by Investing Activities	(27.8)	60.8

Cash Flows from Financing Activities
Repayment of debt, including call premium	—	(16.4)
Cash dividends	(2,746.9)	(2,435.4)
Change in performance bond and guaranty fund contributions	(4,522.5)	(22,007.7)
Employee taxes paid on restricted stock vesting	(12.4)	(1.1)
Other	(4.6)	(0.4)
Net Cash Used in Financing Activities	(7,286.4)	(24,461.0)

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(5,644.6)	$(22,847.4)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	93,109.7	137,974.3
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	$87,465.1	$115,126.9

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents:
Cash and cash equivalents	$1,789.9	$1,880.1
Short-term restricted cash	5.2	5.2
Restricted cash and restricted cash equivalents (performance bonds and guaranty fund contributions)	85,670.0	113,241.6
Total	$87,465.1	$115,126.9

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$649.7	$611.7
Interest paid	65.0	65.0

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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the company at June 30, 2024 and December 31, 2023 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
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

The following table represents a disaggregation of revenue from contracts with customers by product line for the quarters ended June 30, 2024 and 2023:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Interest rates	$393.0	$352.9	$803.3	$797.7
Equity indexes	268.2	248.3	536.3	517.5
Foreign exchange	51.1	44.5	98.3	92.0
Agricultural commodities	161.4	147.4	293.4	262.7
Energy	199.9	175.8	396.1	343.7
Metals	82.6	56.4	146.6	117.3
BrokerTec fixed income	37.9	37.9	75.6	77.1
EBS foreign exchange	32.5	32.0	63.8	67.8
Interest rate swap	23.3	23.1	45.4	42.7
Total clearing and transaction fees	1,249.9	1,118.3	2,458.8	2,318.5
Market data and information services	175.0	163.1	350.4	328.9
Other	107.6	78.8	211.2	154.4
Total revenues	$1,532.5	$1,360.2	$3,020.4	$2,801.8

Timing of Revenue Recognition
Services transferred at a point in time	$1,223.6	$1,093.1	$2,407.5	$2,270.6
Services transferred over time	303.2	262.5	602.7	522.0
One-time charges and miscellaneous revenues	5.7	4.6	10.2	9.2
Total revenues	$1,532.5	$1,360.2	$3,020.4	$2,801.8
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis upon commencement of services under the customer contract. These upfront customer payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the second quarter of June 30, 2024 were not materially impacted by any other factors. The balance of contract liabilities was $43.2 million and $13.2 million as of June 30, 2024 and December 31, 2023, respectively.
3. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contribution Reinvestment. CME reinvests cash performance bonds and guaranty fund contributions and distributes a portion of the interest earned back to the clearing firms. The reinvestment of cash can include certain commercial and central bank deposits, government securities, reverse repurchase agreements, and money market funds. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to maintain cash accounts at the Federal Reserve Bank of Chicago. At June 30, 2024, CME maintained $76.3 billion within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets. Cash performance bonds and guaranty fund contributions are included as restricted cash and cash equivalents on the consolidated statements of cash flows.
In the second quarter and first six months of 2024, earnings from cash performance bond and guaranty fund contributions were $1,007.6 million and $2,044.3 million, compared with $1,540.1 million and $2,796.4 million in the second quarter and first six months of 2023, respectively. In the second quarter and first six months of 2024, expenses related to the distribution of interest earned on collateral reinvestments were $939.4 million and $1,906.9 million, compared with $1,432.8 million and $2,596.3 million in the second quarter and first six months of 2023, respectively. The earnings from cash performance bonds and guaranty fund contributions are included in investment income and the expense related to the distribution of interest earned is included in other non-operating income (expense) on the consolidated statements of income.
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
During the first six months of 2024, the clearing house transferred an average of approximately $5.4 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. Management has assessed the fair value of the company’s settlement guarantee liability by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at June 30, 2024 and December 31, 2023. The company does not have a history of significant losses recognized on performance bond collateral as posted by our clearing members, and management currently does not anticipate any future credit losses on its performance bond assets. Accordingly, the company has not provided an allowance for credit losses on these performance bond deposits, nor has it recorded any liabilities to reflect an allowance for credit losses related to our off-balance sheet credit exposures and guarantees.

4. Intangible Assets and Goodwill
Intangible assets consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$4,683.7	$(2,227.6)	$2,456.1	$4,694.4	$(2,124.9)	$2,569.5
Technology-related intellectual property	62.5	(62.5)	—	62.5	(62.2)	0.3
Other	71.3	(44.9)	26.4	71.6	(41.2)	30.4
Total amortizable intangible assets	$4,817.5	$(2,335.0)	$2,482.5	$4,828.5	$(2,228.3)	$2,600.2

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,932.5			$3,050.2
Trading products (1)			$17,175.3			$17,175.3

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
Total amortization expense for intangible assets was $55.5 million and $57.0 million for the quarters ended June 30, 2024 and 2023, respectively. Total amortization expense for intangible assets was $110.7 million and $113.8 million for the six months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2024	$110.8
2025	221.5
2026	221.5
2027	220.2
2028	213.8
2029	213.8
Thereafter	1,280.9
Goodwill activity consisted of the following for the periods ended June 30, 2024 and December 31, 2023:

(in millions)	Goodwill
Balance at December 31, 2022	$10,482.5
Foreign currency translation	12.8
Balance at December 31, 2023	10,495.3
Foreign currency translation	(6.7)
Balance at June 30, 2024	$10,488.6

5. Debt
Short-term debt consisted of the following at June 30, 2024 and December 31, 2023:

(in millions)	June 30, 2024	December 31, 2023
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (1)	$749.5	$—
Total short-term debt	$749.5	$—
(1)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.11%
Long-term debt consisted of the following at June 30, 2024 and December 31, 2023:

(in millions)	June 30, 2024	December 31, 2023
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (1)	—	749.1
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	498.3	498.1
$750.0 million fixed rate notes due March 2032, stated rate of 2.65%	743.3	742.9
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (2)	744.1	744.0
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	691.5	691.3
Total long-term debt	$2,677.2	$3,425.4
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
Long-term debt maturities, at par value, were as follows at June 30, 2024:

(in millions)	Par Value
2025	$—
2026	—
2027	—
2028	500.0
2029	—
Thereafter	2,200.0
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
No accrual was required for contingent legal and regulatory matters as none were probable and estimable as of June 30, 2024 and December 31, 2023.

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
The components of lease costs were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Operating lease expense:
Operating lease cost	$13.2	$13.9	$26.2	$27.9
Short-term lease cost	0.1	0.1	0.2	0.2
Total operating lease expense included in other expense	$13.3	$14.0	$26.4	$28.1

Finance lease expense:
Interest expense	$0.6	$0.6	$1.2	$1.3
Depreciation expense	2.1	2.1	4.3	4.3
Total finance lease expense	$2.7	$2.7	$5.5	$5.6

Sublease revenue included in other revenue	$2.4	$2.4	$4.7	$4.8
Supplemental cash flow information related to leases was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Cash outflows for operating leases	$15.3	$16.7	$30.5	$33.7
Cash outflows for finance leases	4.4	4.3	8.7	8.6

Supplemental balance sheet information related to leases was as follows:
Operating leases

(in millions)	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$249.7	$272.0

Operating lease liabilities:
Other current liabilities	$46.8	$46.7
Other liabilities	312.9	344.0
Total operating lease liabilities	$359.7	$390.7

Weighted average remaining lease term (in months)	110	114
Weighted average discount rate	4.1%	3.8%
Finance leases

(in millions)	June 30, 2024	December 31, 2023
Finance lease right-of-use assets	$58.5	$62.8

Finance lease liabilities:
Other current liabilities	$8.5	$8.4
Other liabilities	55.1	59.4
Total finance lease liabilities	$63.6	$67.8

Weighted average remaining lease term (in months)	81	87
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of June 30, 2024 for operating and finance leases:

(in millions)	Operating Leases
Remainder of 2024	$30.4
2025	58.0
2026	52.6
2027	50.1
2028	49.1
2029	35.1
Thereafter	153.1
Total lease payments	428.4
Less: imputed interest	(68.7)
Present value of lease liability	$359.7

(in millions)	Finance Leases
Remainder of 2024	$8.7
2025	17.5
2026	17.6
2027	17.8
2028	17.9
2029	18.1
Thereafter	22.9
Total lease payments	120.5
Less: imputed interest	(56.9)
Present value of lease liability	$63.6
8. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through April 2025. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a two-year period after April 2025 unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of irrevocable, standby letters of credit. At June 30, 2024, CME was contingently liable to SGX on letters of credit totaling $285.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. Management has assessed the fair value of the company’s guarantee liability under this mutual offset agreement by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at June 30, 2024 and December 31, 2023.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company’s agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the Fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is nominal and therefore has not recorded any liability at June 30, 2024 and December 31, 2023.

9. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2023	$(0.4)	$(23.4)	$62.0	$(93.8)	$(55.6)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	—	(5.9)	—	(33.6)	(39.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(1.8)	—	(1.8)
Income tax benefit (expense)	—	1.5	0.4	—	1.9
Net current period other comprehensive income (loss)	—	(4.4)	(1.4)	(33.6)	(39.4)
Balance at June 30, 2024	$(0.4)	$(27.8)	$60.6	$(127.4)	$(95.0)

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2022	$(0.9)	$(22.8)	$64.7	$(174.3)	$(133.3)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	0.3	(3.5)	—	36.9	33.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(1.9)	—	(1.9)
Income tax benefit (expense)	(0.1)	0.9	0.5	—	1.3
Net current period other comprehensive income (loss)	0.2	(2.6)	(1.4)	36.9	33.1
Balance at June 30, 2023	$(0.7)	$(25.4)	$63.3	$(137.4)	$(100.2)
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

Recurring Fair Value Measurements. Financial assets and liabilities recorded at fair value on the consolidated balance sheet as of June 30, 2024 were classified in their entirety based on the lowest level of input that was significant to each asset and liability’s fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	June 30, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$9.7	$—	$—	$9.7
Mutual funds	111.8	—	—	111.8
Equity securities	0.2	—	—	0.2
Total Marketable Securities	121.7	—	—	121.7
Total Assets at Fair Value	$121.7	$—	$—	$121.7
Non-Recurring Fair Value Measurements. The company recognized an unrealized gain on investments of $1.5 million on an equity investment without readily determinable fair value. The fair value of this investment was estimated to be $8.6 million at June 30, 2024. This fair value assessment was based on quantitative factors, including observable price changes. The fair value measurement of this investment is considered level 3 and non-recurring.
Fair Values of Debt Notes. The following presents the estimated fair values of short-term and long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below are classified as level 2 under the fair value hierarchy and were estimated using quoted market prices in inactive markets.
At June 30, 2024, the fair values were as follows:

(in millions)	Fair Value	Level
$750.0 million fixed rate notes due March 2025	$738.1	Level 2
$500.0 million fixed rate notes due June 2028	482.1	Level 2
$750.0 million fixed rate notes due March 2032	643.6	Level 2
$750.0 million fixed rate notes due September 2043	753.9	Level 2
$700.0 million fixed rate notes due June 2048	607.8	Level 2

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Stock awards	6	164	5	229
Total	6	164	5	229
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income (in millions)	$883.2	$777.6	$1,738.4	$1,661.4
Less: preferred stock dividends	(5.3)	(5.1)	(10.5)	(10.1)
Less: undistributed earnings allocated to preferred stock	(5.8)	(4.7)	(11.4)	(10.8)
Net Income Attributable to Common Shareholders of CME Group	$872.1	$767.8	$1,716.5	$1,640.5

Weighted Average Number of Common Shares (in thousands):
Basic	359,330	358,940	359,294	358,937
Effect of stock options, restricted stock and performance shares	539	489	558	434
Diluted	359,869	359,429	359,852	359,371
Earnings per Common Share Attributable to Common Shareholders of CME Group:
Basic	$2.43	$2.14	$4.78	$4.57
Diluted	2.42	2.14	4.77	4.56
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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions, except per share data)	2024	2023	Change	2024	2023	Change
Total revenues	$1,532.5	$1,360.2	13%	$3,020.4	$2,801.8	8%
Total expenses	531.9	521.6	2	1,060.2	1,049.5	1
Operating margin	65.3%	61.7%		64.9%	62.5%
Non-operating income (expense)	$153.9	$177.8	(13)	$307.7	$421.0	(27)
Effective tax rate	23.5%	23.5%		23.3%	23.6%
Net income	$883.2	$777.6	14	$1,738.4	$1,661.4	5
Diluted earnings per common share	2.42	2.14	13	4.77	4.56	5
Cash flows from operating activities				1,669.6	1,552.8	8
Revenues

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2024	2023	Change	2024	2023	Change
Clearing and transaction fees	$1,249.9	$1,118.3	12%	$2,458.8	$2,318.5	6%
Market data and information services	175.0	163.1	7	350.4	328.9	7
Other	107.6	78.8	37	211.2	154.4	37
Total Revenues	$1,532.5	$1,360.2	13	$3,020.4	$2,801.8	8
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

	Quarter Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Total contract volume (in millions)	1,634.3	1,417.0	15%	3,242.3	3,083.2	5%
Clearing and transaction fees (in millions)	$1,156.2	$1,025.3	13	$2,274.0	$2,130.9	7
Average rate per contract	$0.708	$0.724	(2)	$0.701	$0.691	1

We estimate the following net changes in clearing and transaction fees based on the changes in total contract volumes and the changes in average rate per contract for futures and options during the second quarter and first six months of 2024 when compared with the same periods in 2023.

(in millions)	Quarter Ended	Six Months Ended
Increases due to a changes in total contract volume	$153.7	$111.6
Increase (decrease) due to a changes in average rate per contract	(22.8)	31.5
Net increases in clearing and transaction fees	$130.9	$143.1
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

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2024	2023	Change	2024	2023	Change
Average Daily Volume by Product Line:
Interest rates	12,895	11,273	14%	13,359	12,881	4%
Equity indexes	6,779	6,216	9	6,817	6,760	1
Foreign exchange	1,075	898	20	1,030	934	10
Agricultural commodities	1,877	1,752	7	1,738	1,566	11
Energy	2,447	2,104	16	2,429	2,093	16
Metals	868	612	42	773	630	23
Aggregate average daily volume	25,941	22,855	14	26,146	24,864	5
Average Daily Volume by Venue:
CME Globex	24,143	20,906	15	24,065	22,539	7
Open outcry	825	1,124	(27)	1,074	1,373	(22)
Privately negotiated	973	825	18	1,007	952	6
Aggregate average daily volume	25,941	22,855	14	26,146	24,864	5
Electronic Volume as a Percentage of Total Volume	93%	91%		92%	91%
Market uncertainty remained high through the first six months of 2024. Interest rate, foreign exchange, and equity markets experienced significant uncertainty surrounding the United States Federal Reserve’s (Federal Reserve) interest rate policy decision. The Federal Open Markets Committee (FOMC) had initially signaled the potential for several future rate cuts throughout 2024, but has since indicated fewer cuts as a result of continued inflation. Energy, metals, and agricultural commodities markets were more uncertain in the first half of 2024 mainly as a result of geopolitical events as well as uncertain weather conditions, which led to higher volumes within those markets. We believe these factors contributed to total volumes increasing in the second quarter and first six months of 2024 when compared with the same periods in 2023.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. We no longer offer Eurodollar contract trading as of June 2023.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2024	2023	Change	2024	2023	Change
Eurodollar futures and options:
Futures expiring within two years	—	28	(100)%	—	176	(100)%
Options	—	27	(100)	—	82	(100)
Futures expiring beyond two years	—	2	(100)	—	42	(100)
SOFR futures and options:
Futures expiring within two years	2,317	2,403	(4)	2,487	2,702	(8)
Options	1,198	1,615	(26)	1,594	2,022	(21)
Futures expiring beyond two years	865	688	26	895	797	12
U.S. Treasury futures and options:
10-Year	3,313	2,361	40	3,228	2,641	22
5-Year	1,998	1,728	16	1,975	1,812	9
2-Year	1,021	781	31	994	804	24
Treasury Bond	730	458	59	701	509	38
Federal Funds futures and options	297	486	(39)	354	544	(35)
In the second quarter and first six months of 2024, overall interest rate contract volumes increased when compared with the same periods in 2023. U.S. Treasury volumes increased in the second quarter and first six months of 2024 due to a shift in market expectations regarding the Federal Reserve's interest rate policy following the FOMC's indication of fewer rate cuts in the near future than previously anticipated and high levels of Treasury issuance.
Equity Index Products
The following table summarizes average daily contract volume for our key equity index products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2024	2023	Change	2024	2023	Change
E-mini S&P 500 futures and options	4,008	3,836	4%	4,041	4,218	(4)%
E-mini Nasdaq 100 futures and options	2,062	1,675	23	2,049	1,786	15
E-mini Russell 2000 futures and options	282	311	(9)	309	321	(4)
In the second quarter and first six months of 2024, equity index contract volumes increased when compared with the same periods in 2023, which we believe were due to higher overall volatility within the Nasdaq 100. The second quarter and first six months of 2024 saw higher volatility within the technology sector while the broader market saw significantly lower volatility as indices have reached new all time highs. We believe these factors led to higher overall equity contract volumes in the second quarter and first six months of 2024.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2024	2023	Change	2024	2023	Change
Euro	257	240	7%	257	254	1%
Japanese Yen	192	183	5	188	178	6
British Pound	127	109	16	121	111	9
Australian dollar	122	96	27	116	100	16
In the second quarter and first six months of 2024, overall foreign exchange volumes increased when compared with the same periods in 2023, which we believe were due to higher overall market volatility. Continued uncertainty surrounding monetary policy expectations from the Federal Reserve and global central banks resulted in higher volumes compared with the same periods in 2023.

Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2024	2023	Change	2024	2023	Change
Corn	573	564	2%	523	488	7%
Soybean	375	353	6	363	326	11
Wheat	293	244	20	254	215	18
Overall commodity contract volumes increased in the second quarter and first six months of 2024 when compared with the same periods in 2023. We believe these increases are due to higher overall market volatility as a result of a change in market expectations regarding grain supplies as well as weather conditions for 2024. In addition, the first half of 2023 saw lower overall volatility within the commodities markets due to risk aversion by market participants following price increases and global trade uncertainty resulting from the conflict between Russia and Ukraine. We believe these factors contributed to higher overall commodity volumes in the second quarter and first six months of 2024.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2024	2023	Change	2024	2023	Change
WTI crude oil	1,162	1,076	8%	1,124	1,072	5%
Natural gas	772	600	29	809	599	35
Refined products	385	339	13	380	333	14
Energy contract volumes increased in the second quarter and first six months of 2024 when compared with the same periods in 2023, which we believe were due to higher overall market volatility. Natural gas volatility was higher as a result of uncertain weather conditions in the U.S., which impacted prices throughout the quarter. In addition, crude oil volatility was slightly higher as a result of ongoing geopolitical issues in the Middle East as well economic uncertainty between the U.S. and China.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2024	2023	Change	2024	2023	Change
Gold	465	366	27%	430	382	13%
Copper	186	116	61	162	120	35
Silver	165	98	69	130	96	36
In the second quarter and first six months of 2024, overall metal contract volumes increased when compared with the same periods in 2023, which we believe was due to higher market volatility. Copper volumes increased as a result of shortages in supply. In addition, continued uncertainty surrounding the Federal Reserves interest rate policy decision led to higher volumes within our gold and silver asset classes. We believe this market volatility led to the overall increases in metal contract volumes in the second quarter and first six months of 2024.
Average Rate per Contract
The average rate per contract decreased in the second quarter of 2024, when compared with the same period in 2023. The decrease in the average rate per contract was primarily due to higher member volume as a percentage of total volume.
The average rate per contract increased in the first six months of 2024, when compared with the same periods in 2023. The increase is largely due to a change in product mix. In the first quarter of 2024, equity index and interest rate contract volumes decreased by 2 percentage points as a percent of total volume, while all other products collectively increased by 2 percentage points. In general, equity index and interest rate products have a lower rate per contract compared with the remaining contracts. The increase in the average rate per contract was also due to an increase in our fee structure that went into effect on February 1, 2024.

Cash Markets Business
Total clearing and transaction fees revenues in the second quarter and first six months of 2024 include $70.4 million and $139.4 million of transaction fees attributable to the cash markets business, compared with $69.9 million and $144.9 million, respectively, in the second quarter and first six months of 2023. This revenue includes BrokerTec Americas LLC's fixed income volume and EBS's foreign exchange volume.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in millions)	2024	2023	Change	2024	2023	Change
BrokerTec fixed income transaction fees	$37.9	$37.9	—%	$75.6	$77.1	(2)%
EBS foreign exchange transaction fees	32.5	32.0	2%	63.8	67.8	(6)%
The related average daily notional value for the second quarter and first six months of 2024 and 2023 were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in billions)	2024	2023	Change	2024	2023	Change
European Repo (in euros)	$300.4	$352.2	(15)%	$291.4	$353.4	(18)%
U.S. Treasury	94.7	98.9	(4)%	98.4	111.3	(12)
Spot FX	57.4	54.8	5%	54.7	59.6	(8)
Overall average daily notional values for the cash markets business were lower in the second quarter and first six months of 2024 when compared with the same periods in 2023.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One individual firm represented at least approximately 10% of our clearing and transaction fees in the first six months of 2024. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
Market data and information services. During the second quarter and first six months of 2024, overall market data and information services revenues increased when compared with the same periods in 2023, largely due to price increases for certain products.
The two largest resellers of our market data represented approximately 31% of our market data and information services revenue in the first six months of 2024. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Other revenues. In the second quarter and first six months of 2024, the increases in other revenues when compared with the same periods in 2023 were largely attributable to higher custody fees due to an increase in non-cash collateral as well as a fee increase. Other revenues also increased due to higher co-location and other connectivity fees.

Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2024	2023	Change	2024	2023	Change
Compensation and benefits	$204.7	$205.7	(1)%	$410.7	$410.2	—%
Technology	64.1	53.3	20	123.5	104.6	18
Professional fees and outside services	34.7	37.8	(8)	67.8	76.1	(11)
Amortization of purchased intangibles	55.5	57.0	(3)	110.7	113.8	(3)
Depreciation and amortization	28.7	32.3	(11)	58.8	64.2	(8)
Licensing and other fee agreements	85.9	78.2	10	173.8	162.9	7
Other	58.3	57.3	2	114.9	117.7	(2)
Total Expenses	$531.9	$521.6	2%	$1,060.2	$1,049.5	1%
Operating expenses increased by $10.3 million and $10.7 million in the second quarter and first six months of 2024 when compared with the same periods in 2023. The following table shows the estimated impacts of key factors resulting in the changes in operating expenses:

	Quarter Ended June 30, 2024		Six Months Ended June 30, 2024
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Technology support services	$10.4	2%	$18.7	2%
License fees	7.7	2	10.9	1
Salaries, benefits and employer taxes	2.0	1	3.9	1
Occupancy and building operations	(2.0)	(1)	(5.3)	(1)
Depreciation and amortization	(3.5)	(1)	(5.3)	(1)
Professional fees and outside services	(3.0)	(1)	(8.3)	(1)
Other expenses, net	(1.3)	—	(3.9)	—
Total increase	$10.3	2%	$10.7	1%
Increases in operating expenses in the second quarter and first six months of 2024 when compared with the same periods in 2023 were as follows:
•The increases in expenses related to technology support services were primarily driven by higher software license fees and third party services to support the ongoing Google Cloud transformation project.
•License fees were higher primarily due to increases in volume for certain equity products.
•Salaries, benefits and employer taxes were higher due to increases in headcount during the year, which were primarily attributable to additional headcount in the company's international locations.
Decreases in operating expenses in the second quarter and first six months of 2024 when compared with the same periods in 2023 were as follows:
•Occupancy and building operations expenses decreased due to lower rent expenses and real estate taxes.
•Depreciation and amortization expense decreased as a result of certain assets becoming fully depreciated.
•The decreases in professional fees and outside services are largely due to decreases in consulting costs associated with the Google Cloud Migration, which began in late 2021, as well as lower professional services during the periods.

Non-Operating Income (Expense)

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2024	2023	Change	2024	2023	Change
Investment income	$1,044.5	$1,568.2	(33)%	$2,115.8	$2,925.9	(28)%
Interest and other borrowing costs	(40.1)	(40.2)	—	(80.0)	(80.1)	—%
Equity in net earnings of unconsolidated subsidiaries	86.4	75.1	15	173.6	153.3	13
Other non-operating income (expense)	(936.9)	(1,425.3)	(34)	(1,901.7)	(2,578.1)	(26)
Total Non-Operating	$153.9	$177.8	(13)	$307.7	$421.0	(27)
Investment income. Earnings from cash performance bond and guaranty fund contributions that are reinvested decreased in the second quarter of 2024 when compared with the same period in 2023, due to lower average reinvestment balances despite higher average rates of return. In the second quarter and first six months of 2024, earnings from cash performance bond and guaranty fund contributions were $1,007.6 million and $2,044.3 million, compared with $1,540.1 million and $2,796.4 million, respectively, in the second quarter and first six months of 2023. We also recognized lower net realized and unrealized gains on investments in the first six months of 2024.
Equity in net earnings (losses) of unconsolidated subsidiaries. Higher income generated from our S&P/Dow Jones Indices LLC (S&P/DJI) business venture contributed to an increase in equity in net earnings of unconsolidated subsidiaries in the second quarter and first six months of quarter of 2024 when compared with the same periods in 2023.
Other income (expense). We recognized lower expenses related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms in conjunction with lower interest income earned on our reinvestment during the second quarter and first six months of 2024 when compared with the same periods in 2023. In the second quarter and first six months of 2024, expenses related to the distribution of interest earned on collateral reinvestments were $939.4 million and $1,906.9 million, compared with $1,432.8 million and $2,596.3 million in the second quarter and first six months of 2023.
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2024	2023
Quarter ended June 30	23.5%	23.5%
Six months ended June 30	23.3	23.6
The overall effective tax rate remained relatively consistent in the second quarter and first six months of 2024 when compared with the same periods in 2023.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first six months of 2024 when compared with the same period in 2023 was largely due to an increase in revenues. Cash used in investing activities increased in the first six months of 2024 when compared with the same period in 2023 due to a decrease in proceeds from sales of investments. Cash used in financing activities was lower during the first six months of 2024 when compared with the same period in 2023 due to a smaller decrease in cash performance bonds and guaranty fund contributions.

Debt Instruments. The following table summarizes our debt outstanding at June 30, 2024:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event a clearing firm fails to promptly discharge an obligation to CME Clearing, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms, or in other cases as provided by the CME rulebook. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets (pursuant to the CME rulebook) can be used to collateralize the facility. At June 30, 2024, guaranty fund contributions available to collateralize the facility totaled $9.8 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME's consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At June 30, 2024, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At June 30, 2024, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At June 30, 2024, the letters of credit totaled $285.0 million. We also maintain a $350.0 million line of credit to meet our obligations under this agreement.

The following table summarizes our credit ratings at June 30, 2024:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.8 billion and $2.9 billion at June 30, 2024 and December 31, 2023, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our corporate investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements and short-term bank deposits. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in cash performance bonds and guaranty fund contributions, other current assets or other assets in the consolidated balance sheets.
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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the

Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) of shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 to April 30	9	$206.23	—	$—
May 1 to May 31	121	211.84	—	—
June 1 to June 30	51	196.53	—	—
Total	181		—
(1)Shares purchased consist of an aggregate of 181 shares of Class A common stock surrendered in the second quarter of 2024 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 6.	EXHIBITS

10.1
Amendment No. 8 to Credit Agreement, dated as of April 24, 2024, among Chicago Mercantile Exchange Inc., Bank of America, N.A., in its capacity as administrative agent, Citibank, N.A., in its capacity as collateral agent and collateral monitoring agent, and the banks party thereto. The Amended Credit Agreement, as amended through Amendment No. 8, among Chicago Mercantile Exchange Inc., each of banks from time to time party thereto, Bank of America, N.A., in its capacity as administrative agent, and Citibank, N.A., in its capacity as collateral agent and collateral monitoring agent, is attached as Annex A to Amendment No. 8 (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 25, 2024).

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—Lynne Fitzpatrick

32.1	Section 906 Certification

101
The following materials from CME Group Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline XBRL (Xtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

CME Group Inc. (Registrant)

Dated: August 5, 2024	By:	/s/ Lynne Fitzpatrick
Lynne Fitzpatrick Senior Managing Director and Chief Financial Officer Principal Financial Offer and Duly Authorized Officer