Form 10-Q
period 2024-09-30
CME GROUP INC.
filed 2024-11-08
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
                                                 Yes   ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of October 9, 2024 was as follows: 360,359,063 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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
•our ability to accommodate increases in contract volume and order messaging traffic and to implement enhancements without failure or degradation of the performance of our trading and clearing systems;
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

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,322.1	$2,912.0
Marketable securities	112.3	111.7
Accounts receivable, net of allowance of $8.6 and $7.1	629.4	535.6
Other current assets (includes $6.5 and $5.2 in restricted cash)	622.0	1,138.4
Performance bonds and guaranty fund contributions	99,457.0	90,192.5
Total current assets	103,142.8	94,890.2
Property, net of accumulated depreciation and amortization of $1,012.4 and $931.1	386.2	409.5
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,892.2	3,050.2
Goodwill	10,514.1	10,495.3
Other assets	3,684.5	3,685.6
Total Assets	$137,795.1	$129,706.1

Liabilities and Equity
Current Liabilities:
Accounts payable	$129.9	$90.6
Short-term debt	749.7	—
Other current liabilities	485.2	3,133.8
Performance bonds and guaranty fund contributions	99,457.0	90,192.5
Total current liabilities	100,821.8	93,416.9
Long-term debt	2,677.7	3,425.4
Deferred income tax liabilities, net	5,310.0	5,327.7
Other liabilities	769.4	798.2
Total Liabilities	109,578.9	102,968.2

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of September 30, 2024 and December 31, 2023; 4,584 issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at September 30, 2024 and December 31, 2023; 359,559 and 359,231 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	22,375.3	22,334.7
Retained earnings	5,848.2	4,455.2
Accumulated other comprehensive income (loss)	(10.9)	(55.6)
Total CME Group Shareholders’ Equity	28,216.2	26,737.9
Total Liabilities and Equity	$137,795.1	$129,706.1

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Clearing and transaction fees	$1,297.1	$1,085.5	$3,755.9	$3,404.0
Market data and information services	178.2	167.6	528.6	496.5
Other	109.1	84.7	320.3	239.1
Total Revenues	1,584.4	1,337.8	4,604.8	4,139.6
Expenses
Compensation and benefits	218.8	205.5	629.5	615.7
Technology	66.6	55.6	190.1	160.2
Professional fees and outside services	31.0	32.2	98.8	108.3
Amortization of purchased intangibles	55.7	57.2	166.4	171.0
Depreciation and amortization	28.2	31.1	87.0	95.3
Licensing and other fee agreements	97.6	79.5	271.4	242.4
Other	62.3	56.5	177.2	174.2
Total Expenses	560.2	517.6	1,620.4	1,567.1
Operating Income	1,024.2	820.2	2,984.4	2,572.5

Non-Operating Income (Expense)
Investment income	1,026.8	1,272.5	3,142.6	4,198.4
Interest and other borrowing costs	(40.2)	(39.6)	(120.2)	(119.7)
Equity in net earnings of unconsolidated subsidiaries	86.1	76.8	259.7	230.1
Other non-operating income (expense)	(920.0)	(1,155.6)	(2,821.7)	(3,733.7)
Total Non-Operating Income (Expense)	152.7	154.1	460.4	575.1
Income before Income Taxes	1,176.9	974.3	3,444.8	3,147.6
Income tax provision	264.1	224.1	793.6	736.0
Net Income	$912.8	$750.2	$2,651.2	$2,411.6
Net Income Attributable to Common Shareholders of CME Group	$901.3	$740.8	$2,617.8	$2,381.3

Earnings per Share Attributable to Common Shareholders of CME Group:
Basic	$2.51	$2.06	$7.29	$6.63
Diluted	2.50	2.06	7.27	6.62
Weighted Average Number of Common Shares:
Basic	359,400	359,020	359,329	358,965
Diluted	359,989	359,619	359,899	359,448
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$912.8	$750.2	$2,651.2	$2,411.6
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	0.6	(0.4)	0.6	(0.1)
Income tax benefit (expense)	(0.2)	0.1	(0.2)	—
Investment securities, net	0.4	(0.3)	0.4	(0.1)
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	(5.9)	(3.5)
Amortization of net actuarial (gains) losses included in compensation and benefits expense	0.1	0.1	0.1	0.1
Income tax benefit (expense)	—	(0.1)	1.5	0.8
Defined benefit plans, net	0.1	—	(4.3)	(2.6)
Derivative investments:
Reclassification of net unrealized (gains) losses to interest expense and other non-operating income (expense)	(0.9)	(0.8)	(2.7)	(2.7)
Income tax benefit (expense)	0.3	0.2	0.7	0.7
Derivative investments, net	(0.6)	(0.6)	(2.0)	(2.0)
Foreign currency translation:
Foreign currency translation adjustments	88.4	(16.2)	54.8	20.7
Income tax benefit (expense)	(4.2)	—	(4.2)	—
Foreign currency translation, net	84.2	(16.2)	50.6	20.7
Other comprehensive income (loss), net of tax	84.1	(17.1)	44.7	16.0
Comprehensive income	$996.9	$733.1	$2,695.9	$2,427.6
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Nine Months Ended, September 30, 2024
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at December 31, 2023	4,584	359,231	3	$22,338.3	$4,455.2	$(55.6)	$26,737.9
Net income					2,651.2		2,651.2
Other comprehensive income (loss)						44.7	44.7
Dividends on common and preferred stock of $3.45 per share					(1,258.2)		(1,258.2)
Vesting of issued restricted Class A common stock		289		(29.5)			(29.5)
Shares issued to Board of Directors		19		3.7			3.7
Shares issued under Employee Stock Purchase Plan		20		4.0			4.0
Stock-based compensation				62.4			62.4
Balance at September 30, 2024	4,584	359,559	3	$22,378.9	$5,848.2	$(10.9)	$28,216.2

	Quarter Ended, September 30, 2024
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at June 30, 2024	4,584	359,361	3	$22,375.7	$5,355.1	$(95.0)	$27,635.8
Net income					912.8		912.8
Other comprehensive income (loss)						84.1	84.1
Dividends on common and preferred stock of $1.15 per share					(419.7)		(419.7)
Vesting of issued restricted Class A common stock		198		(17.1)			(17.1)
Stock-based compensation				20.3			20.3
Balance at September 30, 2024	4,584	359,559	3	$22,378.9	$5,848.2	$(10.9)	$28,216.2

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Nine Months Ended, September 30, 2023
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at December 31, 2022	4,584	358,929	3	$22,265.2	$4,746.8	$(133.3)	$26,878.7
Net income					2,411.6		2,411.6
Other comprehensive income (loss)						16.0	16.0
Dividends on common stock of $3.30 per share					(1,202.2)		(1,202.2)
Vesting of issued restricted Class A common stock		219		(18.5)			(18.5)
Shares issued to Board of Directors		20		3.6			3.6
Shares issued under Employee Stock Purchase Plan		21		3.8			3.8
Stock-based compensation				58.6			58.6
Balance at September 30, 2023	4,584	359,189	3	$22,312.7	$5,956.2	$(117.3)	$28,151.6

	Quarter Ended, September 30, 2023
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity
Balance at June 30, 2023	4,584	358,978	3	$22,311.2	$5,606.8	$(100.2)	$27,817.8
Net income					750.2		750.2
Other comprehensive income (loss)						(17.1)	(17.1)
Dividends on common and preferred stock of $1.10 per share					(400.8)		(400.8)
Vesting of issued restricted Class A common stock		211		(17.4)			(17.4)
Shares issued to Board of Directors		—		—			—
Shares issued under Employee Stock Purchase Plan		—		—			—
Stock-based compensation				18.9			18.9
Balance at September 30, 2023	4,584	359,189	3	$22,312.7	$5,956.2	$(117.3)	$28,151.6
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$2,651.2	$2,411.6
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	62.4	58.6
Amortization of purchased intangibles	166.4	171.0
Depreciation and amortization	87.0	95.3
Net realized and unrealized (gains) losses on investments	(11.7)	(71.8)
Deferred income taxes	(21.9)	(25.8)
Change in:
Accounts receivable	(95.2)	(74.9)
Other current assets	598.7	(102.9)
Other assets	38.1	58.6
Accounts payable	39.3	(67.5)
Income taxes payable	(128.0)	(86.5)
Other current liabilities	(691.4)	56.5
Other liabilities	(17.0)	(34.5)
Other	(5.3)	21.8
Net Cash Provided by Operating Activities	2,672.6	2,409.5

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	4.9	4.4
Purchases of available-for-sale marketable securities	(4.3)	(3.0)
Purchases of property, net	(67.8)	(55.6)
Investments in privately-held equity investments	(3.6)	(2.4)
Proceeds from sales of investments	13.5	97.9
Net Cash (Used in) Provided by Investing Activities	(57.3)	41.3

Cash Flows from Financing Activities
Repayment of debt, including call premium	—	(16.4)
Cash dividends	(3,165.4)	(2,835.4)
Change in performance bond and guaranty fund contributions	9,264.5	(48,057.1)
Employee taxes paid on restricted stock vesting	(29.5)	(18.5)
Other	(9.0)	(0.4)
Net Cash (Used in) Provided by Financing Activities	6,060.6	(50,927.8)

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$8,675.9	$(48,477.0)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	93,109.7	137,974.4
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	$101,785.6	$89,497.4

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents:
Cash and cash equivalents	$2,322.1	$2,300.2
Short-term restricted cash	6.5	5.1
Restricted cash and restricted cash equivalents (performance bonds and guaranty fund contributions)	99,457.0	87,192.1
Total	$101,785.6	$89,497.4

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$938.6	$883.3
Interest paid	106.0	106.0

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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the company at September 30, 2024 and December 31, 2023 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
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

The following table represents a disaggregation of revenue from contracts with customers by product line for the quarters ended September 30, 2024 and 2023:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Interest rates	$445.8	$350.9	$1,249.1	$1,148.5
Equity indexes	291.8	250.1	828.1	767.6
Foreign exchange	51.9	46.9	150.2	138.9
Agricultural commodities	139.1	119.9	432.5	382.6
Energy	204.9	177.4	601.0	521.1
Metals	71.8	49.6	218.4	166.9
BrokerTec fixed income	33.3	37.3	108.9	114.4
EBS foreign exchange	35.2	32.2	99.0	100.0
Interest rate swap	23.3	21.2	68.7	64.0
Total clearing and transaction fees	1,297.1	1,085.5	3,755.9	3,404.0
Market data and information services	178.2	167.6	528.6	496.5
Other	109.1	84.7	320.3	239.1
Total revenues	$1,584.4	$1,337.8	$4,604.8	$4,139.6

Timing of Revenue Recognition
Services transferred at a point in time	$1,270.0	$1,060.3	$3,677.5	$3,330.9
Services transferred over time	309.5	272.8	912.2	794.8
One-time charges and miscellaneous revenues	4.9	4.7	15.1	13.9
Total revenues	$1,584.4	$1,337.8	$4,604.8	$4,139.6
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis upon commencement of services under the customer contract. These upfront customer payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the third quarter of 2024 were not materially impacted by any other factors. The balance of contract liabilities was $29.5 million and $13.2 million as of September 30, 2024 and December 31, 2023, respectively.
3. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contribution Reinvestment. CME reinvests cash performance bonds and guaranty fund contributions and distributes a portion of the interest earned back to the clearing firms. The reinvestment of cash can include certain commercial and central bank deposits, government securities, reverse repurchase agreements, and money market funds. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to maintain cash accounts at the Federal Reserve Bank of Chicago. At September 30, 2024, CME maintained $87.7 billion within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets. Cash performance bonds and guaranty fund contributions are included as restricted cash and restricted cash equivalents on the consolidated statements of cash flows.
In the third quarter and first nine months of 2024, earnings from cash performance bond and guaranty fund contributions were $991.3 million and $3,035.6 million, compared with $1,246.5 million and $4,042.9 million in the third quarter and first nine months of 2023, respectively. In the third quarter and first nine months of 2024, expenses related to the distribution of interest earned on collateral reinvestments were $922.6 million and $2,829.4 million, compared with $1,160.5 million and $3,756.8 million in the third quarter and first nine months of 2023, respectively. The earnings from cash performance bonds and guaranty fund contributions are included in investment income and the expense related to the distribution of interest earned is included in other non-operating income (expense) on the consolidated statements of income.
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
During the first nine months of 2024, the clearing house transferred an average of approximately $5.7 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. Management has assessed the fair value of the company’s settlement guarantee liability by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at September 30, 2024 and December 31, 2023. The company does not have a history of significant losses recognized on performance bond collateral as posted by our clearing members, and management currently does not anticipate any future credit losses on its performance bond assets. Accordingly, the company has not provided an allowance for credit losses on these performance bond deposits, nor has it recorded any liabilities to reflect an allowance for credit losses related to our off-balance sheet credit exposures and guarantees.

4. Intangible Assets and Goodwill
Intangible assets consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$4,706.9	$(2,289.9)	$2,417.0	$4,694.4	$(2,124.9)	$2,569.5
Technology-related intellectual property	62.5	(62.5)	—	62.5	(62.2)	0.3
Other	73.6	(48.4)	25.2	71.6	(41.2)	30.4
Total amortizable intangible assets	$4,843.0	$(2,400.8)	$2,442.2	$4,828.5	$(2,228.3)	$2,600.2

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,892.2			$3,050.2
Trading products (1)			$17,175.3			$17,175.3

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
Total amortization expense for intangible assets was $55.7 million and $57.2 million for the quarters ended September 30, 2024 and 2023, respectively. Total amortization expense for intangible assets was $166.4 million and $171.0 million for the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2024	$55.8
2025	223.2
2026	223.2
2027	221.9
2028	215.3
2029	215.3
Thereafter	1,287.5
Goodwill activity consisted of the following for the periods ended September 30, 2024 and December 31, 2023:

(in millions)	Goodwill
Balance at December 31, 2022	$10,482.5
Foreign currency translation	12.8
Balance at December 31, 2023	10,495.3
Foreign currency translation	18.8
Balance at September 30, 2024	$10,514.1

5. Debt
Short-term debt consisted of the following at September 30, 2024 and December 31, 2023:

(in millions)	September 30, 2024	December 31, 2023
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (1)	$749.7	$—
Total short-term debt	$749.7	$—
(1)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.11%.
Long-term debt consisted of the following at September 30, 2024 and December 31, 2023:

(in millions)	September 30, 2024	December 31, 2023
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (1)	—	749.1
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	498.4	498.1
$750.0 million fixed rate notes due March 2032, stated rate of 2.65%	743.5	742.9
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (2)	744.2	744.0
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	691.6	691.3
Total long-term debt	$2,677.7	$3,425.4
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
Long-term debt maturities, at par value, were as follows at September 30, 2024:

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
No accrual was required for contingent legal and regulatory matters as none were probable and estimable as of September 30, 2024 and December 31, 2023.

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
The components of lease costs were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Operating lease expense:
Operating lease cost	$12.7	$13.8	$38.9	$41.7
Short-term lease cost	0.1	0.1	0.3	0.3
Total operating lease expense included in other expense	$12.8	$13.9	$39.2	$42.0

Finance lease expense:
Interest expense	$0.5	$0.6	$1.7	$1.9
Depreciation expense	2.2	2.2	6.5	6.5
Total finance lease expense	$2.7	$2.8	$8.2	$8.4

Sublease revenue included in other revenue	$2.5	$2.5	$7.2	$7.3
Supplemental cash flow information related to leases was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Cash outflows for operating leases	$15.4	$16.9	$45.9	$50.6
Cash outflows for finance leases	4.3	4.3	13.0	12.9

Supplemental balance sheet information related to leases was as follows:
Operating leases

(in millions)	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$241.6	$272.0

Operating lease liabilities:
Other current liabilities	$46.8	$46.7
Other liabilities	307.5	344.0
Total operating lease liabilities	$354.3	$390.7

Weighted average remaining lease term (in months)	108	114
Weighted average discount rate	4.1%	3.8%
Finance leases

(in millions)	September 30, 2024	December 31, 2023
Finance lease right-of-use assets	$56.3	$62.8

Finance lease liabilities:
Other current liabilities	$8.6	$8.4
Other liabilities	52.9	59.4
Total finance lease liabilities	$61.5	$67.8

Weighted average remaining lease term (in months)	78	87
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of September 30, 2024 for operating and finance leases:

(in millions)	Operating Leases
Remainder of 2024	$15.2
2025	58.1
2026	52.7
2027	50.2
2028	49.2
2029	35.2
Thereafter	154.2
Total lease payments	414.8
Less: imputed interest	(60.5)
Present value of lease liability	$354.3

(in millions)	Finance Leases
Remainder of 2024	$4.4
2025	17.5
2026	17.6
2027	17.8
2028	17.9
2029	18.1
Thereafter	22.9
Total lease payments	116.2
Less: imputed interest	(54.7)
Present value of lease liability	$61.5
8. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through April 2025. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a two-year period after April 2025 unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of irrevocable, standby letters of credit. At September 30, 2024, CME was contingently liable to SGX on letters of credit totaling $400.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. Management has assessed the fair value of the company’s guarantee liability under this mutual offset agreement by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at September 30, 2024 and December 31, 2023.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company’s agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the Fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is nominal and therefore has not recorded any liability at September 30, 2024 and December 31, 2023.

9. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2023	$(0.4)	$(23.4)	$62.0	$(93.8)	$(55.6)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	0.6	(5.9)	—	54.8	49.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.1	(2.7)	—	(2.6)
Income tax benefit (expense)	(0.2)	1.5	0.7	(4.2)	(2.2)
Net current period other comprehensive income (loss)	0.4	(4.3)	(2.0)	50.6	44.7
Balance at September 30, 2024	$—	$(27.7)	$60.0	$(43.2)	$(10.9)

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2022	$(0.9)	$(22.8)	$64.7	$(174.3)	$(133.3)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(0.1)	(3.5)	—	20.7	17.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.1	(2.7)	—	(2.6)
Income tax benefit (expense)	—	0.8	0.7	—	1.5
Net current period other comprehensive income (loss)	(0.1)	(2.6)	(2.0)	20.7	16.0
Balance at September 30, 2023	$(1.0)	$(25.4)	$62.7	$(153.6)	$(117.3)
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

Recurring Fair Value Measurements. Financial assets and liabilities recorded at fair value on the consolidated balance sheet as of September 30, 2024 were classified in their entirety based on the lowest level of input that was significant to each asset and liability’s fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	September 30, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$9.4	$—	$—	$9.4
Mutual funds	102.7	—	—	102.7
Equity securities	0.2	—	—	0.2
Total Marketable Securities	112.3	—	—	112.3
Total Assets at Fair Value	$112.3	$—	$—	$112.3
Non-Recurring Fair Value Measurements. The company recognized an unrealized gain on investments of $1.5 million on an equity investment without readily determinable fair value during the first nine months of 2024. The fair value of this investment was estimated to be $8.6 million at September 30, 2024. This fair value assessment was based on quantitative factors, including observable price changes. The fair value measurement of this investment is considered level 3 and non-recurring. This investment is included in other assets on the consolidated balance sheet.
Fair Values of Debt Notes. The following presents the estimated fair values of short-term and long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below are classified as level 2 under the fair value hierarchy and were estimated using quoted market prices in inactive markets.
At September 30, 2024, the fair values were as follows:

(in millions)	Fair Value	Level
$750.0 million fixed rate notes due March 2025	$744.1	Level 2
$500.0 million fixed rate notes due June 2028	498.2	Level 2
$750.0 million fixed rate notes due March 2032	679.0	Level 2
$750.0 million fixed rate notes due September 2043	808.1	Level 2
$700.0 million fixed rate notes due June 2048	631.2	Level 2

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Stock awards	333	333	334	373
Total	333	333	334	373
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income (in millions)	$912.8	$750.2	$2,651.2	$2,411.6
Less: preferred stock dividends	(5.3)	(5.0)	(15.8)	(15.1)
Less: undistributed earnings allocated to preferred stock	(6.2)	(4.4)	(17.6)	(15.2)
Net Income Attributable to Common Shareholders of CME Group	$901.3	$740.8	$2,617.8	$2,381.3

Weighted Average Number of Common Shares (in thousands):
Basic	359,400	359,020	359,329	358,965
Effect of stock options, restricted stock and performance shares	589	599	570	483
Diluted	359,989	359,619	359,899	359,448
Earnings per Common Share Attributable to Common Shareholders of CME Group:
Basic	$2.51	$2.06	$7.29	$6.63
Diluted	2.50	2.06	7.27	6.62
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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except per share data)	2024	2023	Change	2024	2023	Change
Total revenues	$1,584.4	$1,337.8	18%	$4,604.8	$4,139.6	11%
Total expenses	560.2	517.6	8	1,620.4	1,567.1	3
Operating margin	64.6%	61.3%		64.8%	62.1%
Non-operating income (expense)	$152.7	$154.1	(1)	$460.4	$575.1	(20)
Effective tax rate	22.4%	23.0%		23.0%	23.4%
Net income	$912.8	$750.2	22	$2,651.2	$2,411.6	10
Diluted earnings per common share	2.50	2.06	21	7.27	6.62	10
Cash flows from operating activities				2,672.6	2,409.5	11
Revenues

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2024	2023	Change	2024	2023	Change
Clearing and transaction fees	$1,297.1	$1,085.5	20%	$3,755.9	$3,404.0	10%
Market data and information services	178.2	167.6	6	528.6	496.5	6
Other	109.1	84.7	29	320.3	239.1	34
Total Revenues	$1,584.4	$1,337.8	18	$4,604.8	$4,139.6	11
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

	Quarter Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Total contract volume (in millions)	1,810.5	1,408.2	29%	5,052.8	4,492.0	12%
Clearing and transaction fees (in millions)	$1,205.3	$994.8	21	$3,479.3	$3,125.6	11
Average rate per contract	$0.666	$0.707	(6)	$0.689	$0.696	(1)

We estimate the following net changes in clearing and transaction fees based on the changes in total contract volumes and the changes in average rate per contract for futures and options during the third quarter and first nine months of 2024 when compared with the same periods in 2023.

(in millions)	Quarter Ended	Nine Months Ended
Increases due to a changes in total contract volume	$267.9	$386.8
Decreases due to a changes in average rate per contract	(57.4)	(33.1)
Net increases in clearing and transaction fees	$210.5	$353.7
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

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2024	2023	Change	2024	2023	Change
Average Daily Volume by Product Line:
Interest rates	14,881	10,967	36%	13,877	12,236	13%
Equity indexes	7,407	6,353	17	7,018	6,623	6
Foreign exchange	1,088	942	16	1,050	937	12
Agricultural commodities	1,614	1,433	13	1,696	1,521	12
Energy	2,571	2,126	21	2,478	2,104	18
Metals	728	528	38	758	596	27
Aggregate average daily volume	28,289	22,349	27	26,877	24,017	12
Average Daily Volume by Venue:
CME Globex	26,199	20,839	26	24,792	21,966	13
Open outcry	1,096	713	54	1,082	1,151	(6)
Privately negotiated	994	797	25	1,003	900	11
Aggregate average daily volume	28,289	22,349	27	26,877	24,017	12
Electronic Volume as a Percentage of Total Volume	93%	93%		92%	91%
Market uncertainty remained high through the first nine months of 2024. Interest rate, equity and foreign exchange markets experienced significant uncertainty surrounding the United States' Federal Reserve’s (Federal Reserve) interest rate policy. The Federal Open Markets Committee (FOMC) had initially signaled the potential for several future rate cuts throughout 2024, but has since only cut interest rates once as a result of continued inflation. Energy, metals and agricultural commodities markets were more uncertain in the first nine months of 2024 mainly as a result of geopolitical events as well as uncertain weather conditions, which led to higher volumes within those markets. We believe these factors contributed to the increase in total volumes in the third quarter and first nine months of 2024 when compared with the same periods in 2023.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. We no longer offer Eurodollar contract trading as of June 2023.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2024	2023	Change	2024	2023	Change
Eurodollar futures and options:
Futures expiring within two years	—	—	—%	—	117	(100)%
Options	—	—	—	—	54	(100)
Futures expiring beyond two years	—	—	—	—	28	(100)
SOFR futures and options:
Futures expiring within two years	3,044	2,217	37	2,676	2,539	5
Options	1,790	1,178	52	1,661	1,738	(4)
Futures expiring beyond two years	1,069	819	31	954	804	19
U.S. Treasury futures and options:
10-Year	3,376	2,505	35	3,279	2,595	26
5-Year	2,088	1,742	20	2,014	1,788	13
2-Year	1,142	770	48	1,045	793	32
Treasury Bond	699	594	18	701	538	30
Federal Funds futures and options	529	324	63	414	470	(12)
In the third quarter and first nine months of 2024, overall interest rate contract volumes increased when compared with the same periods in 2023. Volumes increased in the third quarter and first nine months of 2024 due to volatility as a result of mixed inflation results that occurred during 2024 as well as continued market uncertainty regarding the Federal Reserve's interest rate policy.
Equity Index Products
The following table summarizes average daily contract volume for our key equity index products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2024	2023	Change	2024	2023	Change
E-mini S&P 500 futures and options	4,320	3,865	12%	4,136	4,099	1%
E-mini Nasdaq 100 futures and options	2,277	1,862	22	2,127	1,811	17
E-mini Russell 2000 futures and options	337	270	25	319	304	5
Equity index contract volumes increased in the third quarter and first nine months of 2024 when compared with the same periods in 2023 due to periods of higher equity market volatility. We believe the higher volatility was a result of continued uncertainty surrounding the Federal Reserve's interest rate policy decision.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2024	2023	Change	2024	2023	Change
Euro	257	245	5%	257	251	2%
Japanese Yen	227	184	23	201	180	12
British Pound	126	114	11	123	112	10
Australian dollar	125	108	16	119	102	16
In the third quarter and first nine months of 2024, overall foreign exchange volumes increased when compared with the same periods in 2023. Despite a broad decline in foreign exchange market volatility, there was an increase in price volatility with the Japanese yen due to uncertainty surrounding the Japanese monetary policy and rate cuts from the Federal Reserve. The overall increases in volumes were also due to growing client adoption of our foreign currency products.

Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2024	2023	Change	2024	2023	Change
Corn	481	427	13%	509	468	9%
Soybean	329	286	15	352	312	13
Wheat	196	203	(4)	234	211	11
Overall commodity contract volumes increased in the third quarter and first nine months of 2024 when compared with the same periods in 2023. We believe these increases were due to higher overall market volatility as a result of a change in market expectations regarding grain supplies as well as uncertain weather conditions in 2024. In addition, the first nine months of 2023 saw lower overall volatility within the commodities markets due to risk aversion by market participants following price increases and global trade uncertainty resulting from the conflict between Russia and Ukraine. We believe these factors contributed to higher overall commodity volumes in the third quarter and first nine months of 2024 compared with the same periods in 2023.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2024	2023	Change	2024	2023	Change
WTI crude oil	1,290	1,129	14%	1,185	1,091	9%
Natural gas	723	533	36	780	577	35
Refined products	388	368	5	383	345	11
Energy contract volumes increased in the third quarter and first nine months of 2024 when compared with the same periods in 2023, which we believe were due to higher overall market volatility. Natural gas volatility was higher as a result of uncertain weather conditions in the United States, which impacted prices throughout the quarter. In addition, crude oil volatility was slightly higher as a result of ongoing geopolitical issues in the Middle East as well economic uncertainty between the United States and China.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2024	2023	Change	2024	2023	Change
Gold	447	300	49%	436	354	23%
Copper	113	104	8	145	115	27
Silver	119	88	35	127	93	36
In the third quarter and first nine months of 2024, overall metal contract volumes increased when compared with the same periods in 2023. We believe gold and silver volumes increased as a result of continued uncertainty surrounding the Federal Reserve's monetary policy decision, which resulted in higher overall volatility.
Average Rate per Contract
The average rate per contract decreased in the third quarter and first nine months of 2024 when compared with the same periods in 2023. The decreases in the average rate per contract were primarily due to higher member trading as a percentage of total volume as well as our tiered volume pricing structure. The overall decrease was partially offset by an increase in our fee structure, which went into effect on February 1, 2024.
The decrease in the third quarter of 2024 when compared with the same period in 2023 is also do to a change in product mix. In the third quarter of 2024, interest rate contract volume increased by 4 percentage points as a percent of total volume, while all other products collectively decreased by 4 percentage points. In general, interest rate products have a lower rate per contract compared with the remaining contracts.

Cash Markets Business
Total clearing and transaction fees revenues in the third quarter and first nine months of 2024 include $68.5 million and $207.9 million of transaction fees attributable to the cash markets business, compared with $69.5 million and $214.3 million, respectively, in the third quarter and first nine months of 2023. This revenue includes BrokerTec Americas LLC's fixed income volume and EBS's foreign exchange volume.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in millions)	2024	2023	Change	2024	2023	Change
BrokerTec fixed income transaction fees	$33.3	$37.3	(11)%	$108.9	$114.3	(5)%
EBS foreign exchange transaction fees	35.2	32.2	9%	99.0	100.0	(1)%
The related average daily notional value for the third quarter and first nine months of 2024 and 2023 were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in billions)	2024	2023	Change	2024	2023	Change
European Repo (in euros)	$285.9	$313.9	(9)%	$289.5	$340.1	(15)%
U.S. Treasury	109.3	98.3	11%	102.1	106.9	(4)
Spot FX	67.0	54.4	23%	58.9	57.9	2
Overall average daily notional values for the cash markets business were slightly lower in the third quarter and first nine months of 2024 when compared with the same periods in 2023.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One individual firm represented at least approximately 10% of our clearing and transaction fees in the first nine months of 2024. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
Market data and information services. During the third quarter and first nine months of 2024, overall market data and information services revenues increased when compared with the same periods in 2023, largely due to price increases for certain products.
The two largest resellers of our market data represented approximately 30% of our market data and information services revenue in the first nine months of 2024. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Other revenues. In the third quarter and first nine months of 2024, the increases in other revenues when compared with the same periods in 2023 were largely attributable to higher custody fees due to an increase in non-cash collateral as well as a fee increase. Other revenues also increased mainly due to higher co-location fees.

Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2024	2023	Change	2024	2023	Change
Compensation and benefits	$218.8	$205.5	6%	$629.5	$615.7	2%
Technology	66.6	55.6	20	190.1	160.2	19
Professional fees and outside services	31.0	32.2	(4)	98.8	108.3	(9)
Amortization of purchased intangibles	55.7	57.2	(2)	166.4	171.0	(3)
Depreciation and amortization	28.2	31.1	(9)	87.0	95.3	(9)
Licensing and other fee agreements	97.6	79.5	23	271.4	242.4	12
Other	62.3	56.5	10	177.2	174.2	2
Total Expenses	$560.2	$517.6	8%	$1,620.4	$1,567.1	3%
Operating expenses increased by $42.6 million and $53.3 million in the third quarter and first nine months of 2024 when compared with the same periods in 2023. The following table shows the estimated impacts of key factors resulting in the changes in operating expenses:

	Quarter Ended September 30, 2024		Nine Months Ended September 30, 2024
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Technology support services	$11.1	2%	$29.7	2%
License fees	18.1	4	29.0	2
Salaries, benefits and employer taxes	12.6	2	16.5	1
Depreciation and amortization	(3.0)	(1)	(8.3)	—
Occupancy and building operations	(3.9)	(1)	(9.2)	(1)
Professional fees and outside services	(1.2)	—	(9.5)	(1)
Other expenses, net	8.9	2	5.1	—
Total increase	$42.6	8%	$53.3	3%
Increases in operating expenses in the third quarter and first nine months of 2024 when compared with the same periods in 2023 were as follows:
•The increases in expenses related to technology support services were primarily driven by higher software license fees and third party services to support the ongoing Google Cloud transformation project.
•License fees were higher primarily due to increases in volume for certain equity products and improved revenue performance related to certain arrangements.
•Salaries, benefits and employer taxes were higher due to increases in headcount during the year, which were primarily attributable to additional headcount in the company's international locations, as well as an increase in compensation expenses due to a law change for vacation carryover.
Decreases in operating expenses in the third quarter and first nine months of 2024 when compared with the same periods in 2023 were as follows:
•Depreciation and amortization expense decreased as a result of a decline in fixed asset purchases over the last few years and certain assets becoming fully depreciated.
•Occupancy and building operations expenses decreased due to lower rent expenses and real estate taxes.
•The decreases in professional fees and outside services are largely due to decreases in consulting costs associated with the Google Cloud Migration, which began in late 2021, as well as lower legal fees during the periods.

Non-Operating Income (Expense)

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2024	2023	Change	2024	2023	Change
Investment income	$1,026.8	$1,272.5	(19)%	$3,142.6	$4,198.4	(25)%
Interest and other borrowing costs	(40.2)	(39.6)	2	(120.2)	(119.7)	—%
Equity in net earnings of unconsolidated subsidiaries	86.1	76.8	12	259.7	230.1	13
Other non-operating income (expense)	(920.0)	(1,155.6)	(20)	(2,821.7)	(3,733.7)	(24)
Total Non-Operating	$152.7	$154.1	(1)	$460.4	$575.1	(20)
Investment income. Earnings from cash performance bond and guaranty fund contributions that are reinvested decreased in the third quarter and first nine months of 2024 when compared with the same periods in 2023 due to lower average reinvestment balances. In the third quarter and first nine months of 2024, earnings from cash performance bond and guaranty fund contributions were $991.3 million and $3,035.6 million, compared with $1,246.5 million and $4,042.9 million, respectively, in the third quarter and first nine months of 2023. We also recognized lower net realized and unrealized gains on investments in the first nine months of 2024.
Equity in net earnings (losses) of unconsolidated subsidiaries. Higher income generated from our S&P/Dow Jones Indices LLC (S&P/DJI) business venture contributed to an increase in equity in net earnings of unconsolidated subsidiaries in the third quarter and first nine months of quarter of 2024 when compared with the same periods in 2023.
Other non-operating income (expense). We recognized lower expenses related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms in conjunction with lower interest income earned on our reinvestment during the third quarter and first nine months of 2024 when compared with the same periods in 2023. In the third quarter and first nine months of 2024, expenses related to the distribution of interest earned on collateral reinvestments were $922.6 million and $2,829.4 million, compared with $1,160.5 million and $3,756.8 million in the third quarter and first nine months of 2023.
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2024	2023
Quarter ended September 30	22.4%	23.0%
Nine months ended September 30	23.0	23.4
The overall effective tax rate remained relatively consistent in the third quarter and first nine months of 2024 when compared with the same periods in 2023.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first nine months of 2024 when compared with the same period in 2023 was largely due to an increase in revenues. Cash used in investing activities increased in the first nine months of 2024 when compared with the same period in 2023 due to a decrease in proceeds from sales of investments. Cash provided by financing activities was higher during the first nine months of 2024 when compared with the same period in 2023 due to an increase in cash performance bonds and guaranty fund contributions.

Debt Instruments. The following table summarizes our debt outstanding at September 30, 2024:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event a clearing firm fails to promptly discharge an obligation to the clearing house operated by CME, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms, or in other cases as provided by the CME rulebook. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets (pursuant to the CME rulebook) can be used to collateralize the facility. At September 30, 2024, guaranty fund contributions available to collateralize the facility totaled $10.0 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME's consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At September 30, 2024, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At September 30, 2024, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At September 30, 2024, the letters of credit totaled $400.0 million. We also maintain a $350.0 million line of credit to meet our obligations under this agreement.

The following table summarizes our credit ratings at September 30, 2024:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $2.3 billion and $2.9 billion at September 30, 2024 and December 31, 2023, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our corporate investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements and short-term bank deposits. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in cash performance bonds and guaranty fund contributions, other current assets or other assets in the consolidated balance sheets.
On November 7, 2024, the company declared a regular quarterly dividend of $1.15 per share for all outstanding common and preferred shares. The dividend will be payable on December 27, 2024 to shareholders of record on December 9, 2024. Assuming no changes in the number of shares outstanding, the fourth quarter dividend payment will total approximately $420 million.
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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) of shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 to July 31	302	$195.50	—	$—
August 1 to August 31	31	208.41	—	—
September 1 to September 30	81,073	216.99	—	—
Total	81,406		—
(1)Shares purchased consist of an aggregate of 81,406 shares of Class A common stock surrendered in the third quarter of 2024 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 6.	EXHIBITS

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—Lynne Fitzpatrick

32.1	Section 906 Certification

101
The following materials from CME Group Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline XBRL (Xtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

CME Group Inc. (Registrant)

Dated: November 8, 2024	By:	/s/ Lynne Fitzpatrick
Lynne Fitzpatrick Senior Managing Director and Chief Financial Officer Principal Financial Offer and Duly Authorized Officer