Form 10-K
period 2024-12-31
CME GROUP INC.
filed 2025-02-27
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, was approximately $70.4 billion (based on the closing price per share of CME Group Inc. Class A common stock on the Nasdaq Global Select Market (Nasdaq) on such date). The number of shares outstanding of each of the registrant’s classes of common stock as of February 12, 2025 was as follows: 360,354,174 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of CME Group Inc.’s Proxy Statement for the 2025 Annual Meeting of Shareholders	Part III

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
•our ability to continue introducing innovative and competitive new products and services on a timely, cost-effective basis, including through our electronic trading capabilities, and derive revenues that are commensurate with our efforts and expectations, and our ability to maintain the competitiveness of our existing products and services;
•our ability to adjust our fixed costs and expenses if our revenues decline;
•our ability to manage variable costs relating to CME Group's transition to the Google Cloud and minimize duplicative costs during the transition between maintaining the on-premise environment and the Google Cloud environment;
•our ability to maintain existing customers at substantially similar trading levels, develop strategic relationships and attract new customers;
•our ability to expand and globally offer our products and services;
•changes in regulations, including the impact of any changes in laws or government policies with respect to our products or services or our industry, such as any changes to regulations and policies that require increased financial and operational resources from us or our customers, as well as the impact of tariffs and tax policy changes, restrictions on our ability to offer CME Group products and services in specific geographies or to specific customers or limitations or changes in underlying/physical product flows across geographies;
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
•the ability of our credit and liquidity risk management practices to adequately protect us from the credit risks of clearing firms and other counterparties, and to satisfy the margin and liquidity requirements associated with the BrokerTec matched principal business;
•the ability of our compliance and risk management programs to effectively monitor and manage our risks, including our ability to prevent errors and misconduct and protect our infrastructure against security breaches and misappropriation of our intellectual property assets;
•our dependence on third-party providers and exposure to risk through third parties, including risks related to the performance, reliability and security of technology used by our third-party providers and third-party providers that our clients and third-parties rely on;
•our reliance on third-party distribution partners, including independent software vendors (ISVs), Futures Commission Merchants (FCMs), introducing brokers, broker-dealers around the world, regulatory reporting and data distributors and platform operators, and other partners, for facilitating trading and for market data information, and potential impacts from changes in their business models and priorities;
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
•our ability to accommodate increases in contract volume and market data and order transaction traffic across the entire trade cycle and the ability to implement enhancements without failure or degradation of the performance of our trading and clearing systems and meeting our regulatory reporting obligations;
•our ability to execute our growth strategy and maintain our growth effectively;
•our ability to manage the risks, control the costs and achieve the synergies associated with our strategy for acquisitions, investments and alliances, including those associated with the performance of our joint ventures with S&P Dow Jones (S&P Dow Jones Indices LLC) in index services, our primary business and distribution partners’ actions and our partnership with Google, including our ability to manage the successful implementation of our agreements with Google and our data center partners;
•variances in earnings on cash accounts and collateral that our clearing house holds for its clients;
•impact of CME Group pricing/fee level and structure and incentive changes;
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

ITEM 1.    BUSINESS
CME Group enables clients to trade futures, options, cash and over-the-counter (OTC) products, optimize portfolios, and analyze data - empowering market participants worldwide the ability to efficiently manage risk and capture opportunities. CME Group provides primary price discovery and referential pricing information through its market data in a variety of formats, including real-time, historical and derived data for customers in both listed and cash products. CME Group also offers industry-leading research and analytics tools to provide customers with market education resources. In addition, it operates one of the world's leading central counterparty clearing providers.
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
DESCRIPTION OF BUSINESS
CME Group exchanges offer the widest range of global benchmark products across interest rates, equity indexes, foreign exchange (FX), and agricultural, energy and metals commodities. We also offer cash and repo fixed income trading via BrokerTec, and spot and OTC FX trading via EBS. Additionally, we operate one of the world’s leading central counterparty clearing providers.
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
•CME's product slate includes agricultural, equities, FX, OTC Interest Rate Swaps complex, cryptocurrencies/alternative investments and interest rate products, including Secured Overnight Financing Rate (SOFR) futures and options, Fed Funds futures and options, livestock and cash-settled contracts based on the S&P 500, Micro E-mini Equity Index contracts, Nasdaq-100, FTSE Russell, Nikkei and Bitcoin and Ether futures and options.
•CBOT's product slate consists of agricultural, equities and interest rate products, including contracts for United States (U.S.) Treasury futures, soybean, corn and wheat and contracts based on the Dow Jones Industrial Index.
•NYMEX's product slate consists of energy and metals products, including contracts for crude oil, natural gas, heating oil (or low sulfur diesel), gasoline, emissions (GEO, N-GEO and C-GEO), platinum and palladium.
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
CME Group products are traded primarily through CME Globex, as well as by open outcry in Chicago for SOFR options and through privately negotiated transactions.
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

Together, our platforms offer:
•certainty and flexibility of execution;
•extensive capabilities to facilitate complex and demanding trading;
•direct market access;
•open access, price transparency and anonymity;
•convenience and efficiency;
•connectivity through highly secure, resilient and low-latency network options;
•access to market data; and
•global distribution, including connectivity through high-speed international telecommunications hubs in key financial centers.
We maintain comprehensive business continuity and disaster recovery plans, as well as facilities designed to provide nearly continuous availability of our markets in the event of a business disruption or disaster. We also maintain incident and crisis management plans that address responses to disruptive events.
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
U.S. trading rights and privileges are exchange-specific. Open outcry trading is conducted exclusively by our members. Membership on one of our derivatives exchanges also enables a customer to trade specific products at lower fees. Under the terms of the organizational documents of our exchanges, our members have certain rights that relate primarily to trading right protections, certain trading fee protections and certain membership benefit protections. In 2024, 85% of our contract volume was from trades by our members.
CME Clearing Business: Through our clearing house operated by CME, we provide clearing and settlement services for a broad range of exchange-traded futures and options on futures contracts and OTC derivatives. Our integrated clearing function is designed to ensure the safety and the soundness of our markets by serving as the counterparty to every trade, becoming the buyer to each seller and the seller to each buyer, and limiting counterparty credit risk. The clearing house marks open positions to market at least twice a trading day, requiring payments from clearing firms whose positions have lost value and making payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market daily, with the capacity to mark-to-market more frequently as market conditions warrant. The CME ClearPort front-end system provides access to our flexible clearing services over multiple asset classes. For certain of these exchange-traded derivatives contracts, the clearing house assists in the administration of physical delivery of the underlying product. The clearing house does not guarantee physical delivery. Rather, in the event of a delivery failure, the clearing house has a financial performance obligation to the clearing member whose actions or omissions did not cause or contribute to the delivery failure. The clearing house also monitors the risk and operational capabilities for facilitating the delivery for physically deliverable exchange-traded derivatives contracts as outlined below.
The majority of clearing and transaction fees received from clearing firms represents charges for trades executed and cleared on behalf of their customers. One firm represented at least 10% of our clearing and transaction fees revenue for 2024. In the event a clearing firm were to withdraw, our experience indicates that the customer portion of the firm's trading activity would likely transfer to one or more other clearing firms of the exchange.
Cash Markets Business: Our cash markets business comprises BrokerTec and EBS, primarily operated on CME Globex. Certain BrokerTec products are cleared through third-party clearing houses. BrokerTec is fully integrated with all major ISVs for order entry and staging as well as post trade for clearing and settlement, offering an efficient and fully electronic end-to-end trade workflow solution. BrokerTec and EBS offer anonymous and disclosed trading venues, offering clients multiple execution and distribution options and the benefit of an established and far-reaching distribution network of liquidity providers and consumers.
BrokerTec operates global electronic trading for fixed income and money market products, with a leading position in cash U.S. Treasuries, European Government Bonds, and Repo on European Union (E.U.), United Kingdom (U.K.), U.S. and other international G10, emerging market fixed income instruments and Supranational and Agency Bonds. It facilitates trading for banks and non-bank professional trading firms. The BrokerTec Central Limit Order Book is a dealer-to-dealer electronic trading platform operated on CME Globex. BrokerTec Quote is a Request For Quote platform provided on third-party technology, that offers a dealer-to-client trading solution for the global government bond repo (including Emerging Markets) and credit repo markets. BrokerTec Quote also offers securities lending in European debt. BrokerTec Stream is a relationship-based trading platform offering U.S. Treasury instruments.

EBS provides for the trading of global FX products across major and emerging market currencies and Spot Precious Metals. EBS Market is a Central Limit Order Book electronic trading platform for spot FX, Spot Precious Metals and NDFs. EBS Direct is a relationship-based trading platform offering Spot FX, Spot Precious Metals (and previously, FX forwards and FX swaps until the cessation of that business in April 2024).
Market Data Business: We offer a variety of market data services through industry-leading market data platforms and third-party distribution partners, which are designed to meet the risk-management, trading, investment and business needs of our global client base. To this end, we provide proprietary real-time and historical market data related to CME Group’s deeply liquid exchanges and cash markets businesses. We further offer derived cash markets pricing, third-party and alternative data sets, as well as a wide range of analytic tools. As customers continue to leverage cloud technology to improve and evolve their businesses, CME Group has taken a leading role by becoming the first derivatives marketplace to provide live market data natively on the Google Cloud. CME Group is also the distributor of leading benchmark equity and commodity indices on behalf of third parties, as well as a distributor and licensor of our own proprietary benchmarks and indices, including CME Term SOFR Reference Rates (CME Term SOFR) and Term €STR Reference Rates, which adhere to the IOSCO Principles for Financial Benchmarks and are administered by our U.K. regulated subsidiary, CME Benchmark Administration Limited.
Our Strategic Initiatives
The following is a description of our strategic initiatives:
Maximize Futures and Options Growth Globally — We continue to focus on driving growth and new customer acquisition by expanding, innovating and scaling our core offerings, and increasing participation from customers. We do this by optimizing our global sales team, cross-selling certain products, expanding the strength of our existing benchmark products, launching new products and services, strengthening our existing product and service offerings, securing intellectual property rights to new products, enhancing our relationships and broadening our base of distribution partners, and deepening open interest in our core futures and options offerings. We have further focused on building upon cloud-based data distribution capabilities as a more flexible and potentially efficient means of providing data to our clients.
In 2024, CME Group futures and options had a record average daily volume of 26.5 million contracts, with a volume record in our interest rates asset class for the third consecutive year. It was also a year of volume records for multiple products, including Treasury futures and Ultra 10 Year Treasury Note futures, SOFR futures, Bitcoin futures, Natural Gas (futures and options), Metals futures and options and a record number of contracts executed via Basis Trade at Index Close ("BTIC"). We continue to expand and deepen our customer base worldwide and offer customers around the world the most broad and diversified portfolio of benchmark products. Some of our new products introduced over the past year include:
•Additional Cryptocurrency Reference Rates and Real-Time Indices
•Options on Euro short-term Rate Futures (€STR)
•E-mini S&P 500 Equal Weight Futures
•Euro-denominated Bitcoin and Ether Futures
•Credit Futures and Repo on Corporate Bonds on BrokerTec
•CBOT Wheat - Euronext Milling Wheat No. 2 Spread futures contract and the KC HRW Wheat - Euronext Milling Wheat No. 2 Spread futures contract
•Options on Bloomberg Commodity Index (BCOM) Futures
•Spodumene
•Yen- and U.S.-dollar denominated micro Nikkei Futures
•Options on E-mini Select Sector Futures and Dow Jones U.S. Real Estate Index Futures
In addition to the individual product launches noted above, we have completed many product extensions across our asset classes, including short-dated options products (Monday options on U.S. Treasury Futures, Tuesday and Thursday options on WTI Crude Oil, Tuesday and Thursday options on Gold, Silver, and Copper, and Bitcoin Friday futures).
We continue to expand and deepen our customer base worldwide and offer customers around the world with the most broad and diversified portfolio of benchmark products. We believe we have a significant opportunity to expand the participation of our non-U.S. customer base in our markets. Our penetration of these markets lags our development in the U.S., and we believe that there is room for significant growth and development of these financial markets. In 2024, approximately 31% of our electronic futures and options volume was from transactions reported as outside the U.S. and approximately 54% of our market data revenue was derived from outside the U.S. We also achieved 17% growth in trading volume during European trading hours and 7% growth during Asia Pacific trading hours in 2024 compared to 2023. We have increased our customer base and continue to target cross-asset opportunities across client segments and across cash and futures platforms, driving sale and generating new client participation across all regions. We have a history of providing customer value and responsiveness and believe our products and services position us to help our customers adapt to and comply with new regulations, while enabling them to efficiently manage their risks. We continue to add new channel partners to help us expand the reach of CME Group offerings. We have a broad distribution network around the globe comprised of a combination of internal and external channels and proprietary front-end capabilities.
CME Group continues to introduce tools which assist our clients in managing their risks. The FX and Metals Market Profile Tools on Quant Analytics offer simple and effective methods for clients to compare and contrast our leading FX and metals products and liquidity pools side-by-side, which in turn enables clients to analyze their opportunity to minimize costs and achieve best execution by accessing highly complementary liquidity pools across cash and futures markets. We expect to continue to expand our analytics suite in the future as well.
In 2024, we launched €STRWatch to help clients manage risk around European Central Bank (ECB) policy decisions. This tool builds on the success of CME Group’s FedWatch, SOFRWatch and TreasuryWatch tools.
CME Group Volatility Indexes (CVOL) comprises a total of 42 indexes, including 7 unique broad-based benchmarks such as the Treasury Volatility Index and Commodity Volatility Index.
In 2025, we are planning to launch CME FX Spot+ as another tool for our customers to increase access, transparency and trading opportunities across spot FX and FX futures markets. CME FX Spot+ is an all-to-all spot FX marketplace that will connect liquidity between two trading environments, whereby spot FX participants will have expanded access to CME FX futures liquidity in OTC spot terms within an open, transparent, central limit order book environment, while FX futures market users will have expanded access to OTC FX liquidity.
We continue to enhance our retail strategy focusing on the growth of top-tier and large new-to-futures brokers, which resulted in a record number of new retail accounts. Retail remains a core tenet of our new client acquisition strategy, and we are focused on bringing new-to-futures brokers to our markets.
Diversify our Business and Revenue - Our acquisition of NEX strengthened our role in global financial markets infrastructure and information services, adding complementary cash, spot, and OTC businesses, and scale to our listed interest rate and FX products, while broadening our global client base. It also further diversified our customer base and relationships outside the U.S. It gave us access to repo customers, and positioned us to grow our repo activity in the U.S. and Europe. It allows us to offer relative value trading solutions for the cash treasury marketplace, and to bring the expanded capabilities of our Globex platform to BrokerTec customers. The transaction expanded CME Group’s position in the large, highly-competitive and highly-fragmented global FX marketplace, offering both order book trading and relationship-based trading solutions for customers. The acquisition added strength in underlying customer marketplaces, especially around regional bank customers and other market participants outside of North America, and expanded our market data solutions beyond futures and options into cash and OTC offerings.
CME Group is well-positioned to capitalize on its ability to license CME Term SOFR, administered by our subsidiary, CME Group Benchmark Administration Limited. CME Term SOFR is the only SOFR rate endorsed by the Alternative Reference Rates Committee (ARRC) and the Federal Reserve Board has formally endorsed the forward-looking term rates based on SOFR.
In 2010, CME Group acquired a majority stake in Dow Jones Indexes, which was combined with S&P’s index business in 2012 to form S&P Dow Jones Indices LLC, of which CME Group now has a 27% ownership stake. S&P Dow Jones Indices LLC combines the world class capabilities of the S&P and Dow Jones Indices, and is a significant player in passive investing, including the exchange-traded fund (ETF) industry value chain. As part of the joint venture, we acquired a long-term, ownership-linked, exclusive license to list futures and options based on the S&P 500 Index and certain other S&P indices. We also act as the joint venture's licensing agent and distribution services provider. Our acquisition of the IHS Markit indices business (S&P Dow Jones Indices), includes leading fixed income and credit indices, such as iBoxx, iTraxx and CDX.
In 2024, our subsidiary, CME Securities Clearing Inc. (CMESC) filed an application with the SEC to become a Securities Clearing Agency, which would be regulated by the SEC. The goal is for CMESC to help market participants comply with upcoming U.S. Treasury clearing requirements and, ultimately, to position the company to offer additional capital and operational efficiencies to its clients. We are preparing to launch this service following approval from the SEC.
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
We provide a comprehensive multi-asset-class clearing solution to market participants for maximum operational ease and the capital efficiency that comes with connecting to our clearing house. Our clearing services offer the ability to optimize collateral and capital efficiencies across portfolios within the clearing house while meeting the heightened regulatory requirements on derivatives. The majority of our clearing volumes and activities are related to our listed futures and options, which represent the majority of our open interest and collateral held against these positions. We also offer clearing services for OTC interest rate swaps, FX forwards and commodity swaps.
In 2023, we launched CME SPAN 2 for certain futures and options on energy products, an enhancement of our Standard Portfolio Analysis of Risk (SPAN) margin framework, which provides enhanced risk management capabilities in a single, unified interface across futures and options, cleared OTC products and portfolio margining programs. In 2024, we expanded SPAN 2 to equity products. As CME SPAN 2 is implemented, margins for diversified portfolios will consist of products using the enhanced CME SPAN 2 framework, in addition to the existing SPAN framework, ensuring appropriate levels of offsets will continue to be provided across products subject to the SPAN and SPAN 2 frameworks.
CME Group provides various tools and services to assist customers with capital and operational efficiencies, including:
•CME Clearing provides compression via coupon blending as well as CME CORE (Clearing Online Risk Engine), an interactive margin calculator that enables clients to optimize their capital by providing insights on margin requirements prior to trading.
•Portfolio margining allows firms to capitalize on margin offsets between futures, options and cleared OTC instruments with common risk factors.
Cross-margining allows firms to achieve portfolio margin efficiencies for offsetting positions between two clearing houses, including CME and Fixed Income Clearing Corporation (FICC) or CME and Options Clearing Corporation (OCC), through reduced performance bond requirements. Through an enhancement to our arrangement with FICC, in January 2024, we partnered with The Depository Trust & Clearing Corporation (DTCC) and began offering enhanced capital efficiencies to our eligible clearing firms when trading U.S. Treasury securities and CME Interest Rate Futures. With the new arrangement implemented, eligible clearing firms of CME and the Government Securities Division of DTCC's FICC can now cross-margin an expanded suite of products, including CME Group SOFR futures, Ultra 10-Year U.S. Treasury Note futures and Ultra U.S. Treasury Bond futures, with FICC-cleared U.S. Treasury notes and bonds and certain repo transactions. We continue to increase participation with a stable pipeline of additional interested clearing firms, as well as new market participants seeking access to the program.
Partnership with Google Cloud - In November 2021, we announced a 10-year strategic partnership with Google Cloud to accelerate CME Group’s move to the cloud, which we expect will transform derivatives markets by expanding access and creating efficiencies for market participants. The partnership will focus on expanding access to CME Group’s infrastructure, advancing real-time data and analytics capabilities, co-innovating new products and services, increasing efficiencies and driving resiliency in the financial markets’ ecosystem. In 2022, we built our cloud instance on the CME Group Google Cloud platform. In 2023, we began executing against the plans to move our non-latency sensitive applications, including clearing and market data, to the CME Group Google Cloud Platform. The migration of these applications will enable a more efficient way for us to commercialize and launch new clearing and data products.
In 2024, we began migrating our clearing applications to the Cloud and the majority of the daily clearing cycle processes for futures and options on futures are operating on the Cloud as of the end of 2024. The full migration of clearing processes is expected to be completed in 2025. In 2024, we also announced that Google Cloud will build a private Google Cloud region and co-location facility in Aurora, IL, which will allow our customers to choose their mode(s) of accessing our markets. We continue to make progress in preparing to move the markets. The partnership with Google Cloud allows us to modernize and simplify our architecture, enabling quicker delivery of value for internal and external customers while reducing operational risk and gaining operational efficiencies and maximizing the value of various analytics, including clearing analytics, which we expect we will be able to offer more broadly.

CME Group and Google Cloud have partnered and begun building a new private Google Cloud region, and a co-location facility, in Aurora, Illinois, which will host Google Cloud's platform designed to support global trading of CME Group's futures and options markets, and offer derivatives traders cloud-based, ultra-low-latency networking, and high-performance computing.
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
We offer equity index futures and options on key benchmarks, including S&P, Nasdaq, Dow Jones, FTSE Russell and fixed income index futures. These products are listed by us subject to license agreements with the applicable owners of the indexes, some of which are exclusive. In connection with S&P Dow Jones Indices, we have a license agreement (S&P License Agreement) for certain S&P stock indices and related trade names, trademarks and service marks in connection with the creation, marketing, trading, clearing and promoting of futures contracts and/or options on futures contracts that are indexed to certain S&P stock indices. Our license for the S&P 500 Index will be exclusive for futures and options until one year prior to the termination of the S&P License Agreement, and non-exclusive for the last year. The license for the other S&P stock indices is generally exclusive for futures and options. The term of the S&P License Agreement will continue until the date that is one year after the date that CME Group ceases to own at least 5% (accounting for dilution) of the outstanding interests in S&P Dow Jones Indices. Upon the occurrence of certain events, including certain terminations of the joint venture, the term may be extended up to an additional ten years. In connection with S&P Dow Jones Indices, we also have an exclusive license agreement (Dow Jones License Agreement) for certain Dow Jones indices. The initial term of the agreement is through June 30, 2026. Following the initial term, the Dow Jones License Agreement will automatically renew for renewal terms of five years thereafter, so long as there is open interest in any of CBOT’s or its affiliates’ products based on one or more of the Dow Jones licensed indices. In the event there is no open interest in any such products, then we may terminate the agreement. We also have an exclusive license agreement for certain Nasdaq indices through 2029. In 2015, we entered into an exclusive license agreement with FTSE Russell and launched the E-mini Russell 2000 futures in 2017. We pay the applicable third-party a revenue share under the terms of these licensing agreements. A copy of the S&P License Agreement has been filed as a material contract.
Additionally, CME Group is the distributor of CME Term SOFR, a daily set of forward-looking interest rate estimates, calculated and published for 1-month, 3-month, 6-month and 12-month tenors and administered by CME Group Benchmark Administration Limited, a U.K. regulated subsidiary.
We cannot guarantee we will be able to maintain the exclusivity of our licensing agreements with S&P, Dow Jones, Nasdaq and FTSE Russell or be able to maintain existing exclusive and non-exclusive licensing arrangements beyond the term of the current agreements or that any renewal will be on terms as favorable to us. In addition, we cannot guarantee that others will not succeed in creating stock index futures based on information similar to that which we own or have obtained by license, or that market participants will not increasingly use other instruments, including securities and options based on the S&P, Dow Jones, Nasdaq or FTSE Russell indices, to manage or speculate on U.S. stock risks or that clients select another interest rate alternative. Parties also may succeed in offering indexed products that are similar to our licensed products without being required to obtain a license, or in countries that are beyond our and/or our licensors' jurisdictional reach.
Competition
The industry in which we operate is highly competitive and has seen multiple new entrants over time, and we expect competition to continue to intensify and become more global, especially in light of changes in the financial services industry driven by regulatory reforms such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), European Market Infrastructure Regulation (EMIR), EMIR 3.0, Markets in Financial Instruments Directive II (MiFID II), Capital Requirements Directive IV, Market Abuse Regulation, Benchmarks Regulation, Basel III and various other laws and regulations.
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
•capital and margin efficiencies;
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
We compete in a large and expanding financial services trading, clearing and settlement marketplace globally. Our competitors include, among other entities, exchanges such as Intercontinental Exchange, Inc. (ICE), Cboe Global Markets (Cboe), Euronext N.V., the Hong Kong Exchanges (HKEx) and Clearing Limited, and Deutsche Börse AG. We have also seen the emergence of new players in the derivatives exchange business, such as brokerage BGC Group’s launch of FMX Futures Exchange, and in some cases backed by market makers and broker-dealers, as well as crypto platforms. Competition also includes alternative means of developing exposures through alternative instruments (depending on market factors) such as cash, OTC, ETFs, options, warrants, contracts for differences, structured products and other offerings and incorporates large customer and channel internalization of trade flows and data. New emerging competitors have targeted different segments of our industry, with multiple execution models and products, and emerging technologies will continue to offer additional alternative products in the future. Competition in our industry continues to be dynamic, and recent developments and alliances may result in a growing number of well-capitalized trading service providers that compete with all or a portion of our business.
Competition in our CME Clearing Business
In recent years there has been increased competition in the provision of clearing services, and we expect competition to continue to increase in connection with compliance with Dodd-Frank, EMIR 3.0, Basel III, MiFID II and other various laws and regulations.
Our competitors in the clearing services space include, among others, companies such as ICE, LCH Group, OCC, Cboe Clear, Depository Trust & Clearing Corporation, HKEx and Clearing, Japan Securities Clearing Corporation, LME Clear and Eurex Clearing. Six new derivatives clearing operators have gained approval in the U.S. in the last decade, including: LedgerX Clearing, Nodal Clear, Cboe Clear US, Bitnomial Clearinghouse, ForecastEx and Kalshi Klear. In light of the implementation of new regulatory requirements and other financial services reforms, we believe other exchanges and infrastructure providers also may undertake to provide clearing and other related post-trade services in the U.S. as CFTC-regulated clearing organizations.
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
In the fixed income space, there are also multiple providers of treasury, European and U.S. repo, and European bond trading, as well as other products such as corporate bonds, municipal bonds, mortgage-backed bonds and agencies, and a multitude of competitors and new entrants offering single-dealer liquidity, bank-owned multi-participant platforms, streaming and request for quote services, and other broker-and exchange-enabled platforms. Internalization is a growing part of the fixed income marketplace as well. We also face competition from parties able to offer both on-the-run and off-the-run marketplaces.
A key strategy of a number of these alternative and emerging venues, is to offer their services at a significantly lower price in comparison to the established EBS and BrokerTec platforms, with the aim of enticing customer business, and the resulting shift of marketshare, away from our markets.

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
Regulation of our Derivatives Business, Derivatives Clearing Business, and Swap Data Repositories
Our operation of our U.S. futures exchanges and our derivatives clearing business are subject to extensive regulation by the CFTC that requires our regulated subsidiaries to satisfy the requirements of certain core principles relating to the operation and oversight of our markets and our clearing house. The CFTC carries out the regulation of the futures and swaps markets and clearing houses in accordance with the provisions of the Commodity Exchange Act as amended by, among others, the Commodity Futures Modernization Act and Dodd-Frank.
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
In 2024, our subsidiary, F&O Financial LLC received approval from the National Futures Association (NFA) to operate as an FCM. F&O Financial was established to prepare for potential future changes in the marketplace. It is not currently conducting any business.
Regulation of our Cash Markets Business
The operation of BrokerTec subjects us to regulation by the Financial Industry Regulatory Authority (FINRA) and the U.S. Securities and Exchange Commission (SEC) as a broker-dealer and alternative trading system operator. BrokerTec is also subject to regulation in the U.K. by the FCA, as a multilateral trading facility (MTF), in the E.U. by the AFM, as a regulated market and by the applicable regulators in Singapore and Canada.
Our EBS business is regulated by the CFTC as a registered swap execution facility (SEF) and by the FCA and AFM as a registered MTF. It also holds various permissions, approvals and exemptions globally, including those that subject certain of its activities to CFTC, FCA, AFM, Monetary Authority of Singapore, Australian Securities and Investments Commission, Hong Kong Monetary Authority and Canadian oversight.
The settlement of matched principal and exchange-traded businesses requires access to clearing houses either directly or through third-party providers of clearing and settlement services. BrokerTec Americas is a member of the Fixed Income Clearing Corporation (FICC), through which it clears U.S. Treasury and repo products. Our BrokerTec business operated in the E.U. also connects to LCH Limited, LCH SA, BME Meff Clear and Cassa di Compensazione e Garanzia (CC&G), which act as central clearing participants in the European and U.K. gilt repo markets.

Regulation of our Market Data Business
Our subsidiary, CME Group Benchmark Administration Limited, is a registered benchmark administrator, authorized and supervised by the FCA under the U.K. Benchmark Regulations. CME Group Benchmark Administration Limited administers a variety of different multi-asset class data products, including CME Term SOFR.
Key Areas of Focus
We actively monitor and participate in the domestic and international legislative and rulemaking processes for our industry, including providing government testimony, commenting on proposed legislation and rulemaking, and educating our regulators and policymakers on potential impacts to the marketplace. We are also focused on impacts from the new administration and its federal regulatory appointees and any anticipated changes that may result.
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
•Certain provisions in relation to the E.U. Regulations on Benchmarks have yet to come into effect, as the E.U. has extended transitional periods until the end of 2025, and has proposed further legislative changes to apply from 2026 onwards. It remains possible that data, pricing and analytics provided by CME Group for use by E.U. supervised entities and use of those benchmarks may be impacted in the future.
•Concerns that European legislators will prohibit or restrict exclusive licenses for benchmark indices, which might impact the profitability of several of our most popular contracts. For example, the provision of any EUR rates benchmark (e.g. Term €STR) will need to comply with the E.U.'s Benchmark Regulation, which allows marketing access for such benchmarks only where they meet certain requirements (e.g. they are provided from an 'equivalent' jurisdiction or they have been endorsed by an E.U. benchmark administrator).
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
•New regulations governing treasury market structure, including potential clearing obligations or promotions of all-to-all cash models. In December 2023, the SEC adopted a rule that becomes effective in December 2026 for certain U.S. Treasury cash transactions and June 2027 for repo transactions mandating central clearing of U.S. Treasury securities and repurchase agreements. This will require infrastructure changes to facilitate access to clearing for all participants, including indirect participants, to ensure continued liquidity in these critical markets (i.e., ensure access to FICC's clearing and settlement services for indirect participants). The goal of CMESC is to help market participants comply with these clearing requirements.
•Basel III Endgame rules. In July 2023, the Federal Reserve Board, Federal Deposit Insurance Corporation, and Office of the Comptroller of the Currency jointly proposed changes to the regulatory capital framework for global systematically important banks (GSIBs), to implement international capital standards issued by the Basel Committee on Banking Supervision, which the Fed Vice Chair said will not be implemented as originally proposed. Thus, CME Group’s focus is more broadly on monitoring any new developments and implementations of the framework. The U.S. prudential regulators have proposed rules to implement the final aspects of the Basel III framework that would standardize further aspects of the capital framework, as well as more broadly apply the capital framework to banks with assets greater than $100 billion. Additionally, other areas of the U.S. bank capital framework have come into focus as potential changes to the G-SIB capital surcharge calculation worksheet have been introduced, which could increase capital requirements.

•Financial Stability Board (FSB) consultation proposing that central counterparties (CCPs) maintain separate, dedicated resources and tools for resolution. While the FSB cannot dictate the implementation of its standards, including in the U.S., it has historically exerted pressure on local jurisdictions to adopt its proposals. While the CFTC has not indicated any intention to support such a proposal, if it were supported in the U.S., this proposal could negatively impact cleared markets by increasing costs, reducing participation, and disincentivizing default management participation. The FSB consultation also supports early intervention by resolution authorities which could preempt CCP recovery efforts and the role of the CFTC.
•The potential for regulatory or policy actions that could result in changes to market structure for the clearing of derivative transactions, which may impact our business model or the competitive landscape of the industry.
•The Digital Operational Resilience Act, or DORA, is an EU regulation that requires EU financial services firms to meet requirements in respect of risk management for their use of information and communication technology (ICT) whether internal, or provided by a third party vendor. DORA establishes technical standards that EU financial entities must implement by January 2025 and imposes requirements relating to risk management, reporting, and ICT service provider oversight. As our subsidiary, CME Amsterdam BV, is an EU financial entity, it is directly subject to DORA requirements. In addition, some of CME Group's customers, being EU financial services firms, are also subject to DORA. In January 2025, the European Commission provided guidance clarifying that financial services provided by a financially regulated entity (including those regulated outside the EU), such as CME, CBOT, NYMEX and COMEX, are not ICT services under DORA. However, EU financial services firms may be required to impose certain risk management obligations on these entities relating to ICT services that are not considered financial services under DORA.
Please also see "Item 1A - Risk Factors" beginning on page 16 for additional information on our areas of regulatory risks.
Human Capital Management
We rely on a highly skilled and experienced global workforce to meet our business objectives. As of December 31, 2024, our global employee population consisted of approximately 3,760 employees, with 60% (approximately 2,245) working in the U.S. and the remaining 40% (approximately 1,515) working in our various non-U.S. locations (Australia, Brazil, Canada, China, France, Hong Kong, India, Japan, Mexico, Netherlands, Singapore, South Korea, Switzerland and the U.K.).
We provide our workforce with a compelling employee experience that allows us to attract and retain industry-leading talent. We are continually seeking new ways to challenge, develop and support our employees. Select highlights of our employee experience include the following:
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
•Our Employee Resource Groups (ERGs) help engage our global workforce and foster an inclusive culture. By creating communities of colleagues with shared interests, our ERGs help enhance the employee experience for all. Membership is open to all CME Group employees around the globe.
We regularly conduct employee engagement surveys to better understand employee perspectives and improve our processes and offerings. We also monitor human capital metrics, such as voluntary turnover, internal placement for open roles and promotions, to understand where further workforce investments may be necessary. During 2024, our performance against these metrics was:
•3.3% voluntary turnover
•28.0% of open roles filled with internal candidates
•15.1% of employees promoted
Our Chief Human Resources Officer provides our senior management and Board with regular updates related to our workforce empowerment and employee experience.
Information about our Executive Officers
The following are CME Group's executive officers. Ages are as of February 12, 2025.

Terrence A. Duffy, 66. Mr. Duffy has served as our Chairman and Chief Executive Officer since 2016. Mr. Duffy previously served as our Executive Chairman and President since 2012 and as Executive Chairman from 2006. Mr. Duffy has been a member of our board of directors since 1995. He also served as President of TDA Trading, Inc. from 1981 to 2002 and has been a member of our CME exchange since 1981.
Sunil Cutinho, 53. Mr. Cutinho has served as our Chief Information Officer since February 2022 and previously served as President of our clearing house since 2014. He joined CME Group in 2002 and since then has held various positions of increasing responsibility within the organization, including as Managing Director, Deputy Head of CME Clearing from April 2014 through September 2014.
Michael Dennis, 44. Mr. Dennis has served as Senior Managing Director, Global Head of Fixed Income since August 2024 and in his role is responsible for leading our SOFR and U.S. Treasuries business and BrokerTec. Prior to joining CME Group, Mr. Dennis served as the Chief Commercial Officer for ABN AMRO Clearing USA LLC, one of CME Group’s largest global futures clearing firms. Mr. Dennis previously served on the CME Group Board of Directors from May 2020 to July 2024.
Lynne Fitzpatrick, 46. Ms. Fitzpatrick has served as our President & Chief Financial Officer since November 2024, when her role expanded to oversee human resources and transformation and execution, as well as her prior responsibilities for overseeing the company's corporate finance, accounting, investor relations, treasury, business development, corporate strategy, strategic investments, pricing and procurement functions. She previously served as Chief Financial Officer since April 2023, Deputy Chief Financial Officer since 2022 and Managing Director of Corporate Development and Treasurer of CME Group since 2017. Since joining the company in 2006, Ms. Fitzpatrick has held a variety of positions with increasing levels of responsibility within the finance organization. Prior to CME Group she worked as an investment banker at Credit Suisse and UBS. Ms. Fitzpatrick also serves as a director of S&P Dow Jones Indices LLC.
Jonathan Marcus, 56. Mr. Marcus has served as our Senior Managing Director and General Counsel since October 2022. Prior to joining CME Group, Mr. Marcus most recently worked in private practice as a partner at Reed Smith LLP, where he specialized in derivatives regulation, litigation and enforcement. He previously served as General Counsel of the CFTC from 2013 to 2017. Mr. Marcus also served as the CFTC's Deputy General Counsel for Litigation and as an Assistant to the Solicitor General of the United States. His career also includes senior roles at other nationally recognized law firms and he began his career as a clerk for Judge Jose Cabranes of the U.S. Court of Appeals for the Second Circuit.
Tim McCourt, 46. Mr. McCourt has served as Senior Managing Director, Global Head of Equities, FX and Alternate Products since August 2024. He previously served as Global Head of Financial and OTC Products since June 2023. Before that he was the global head of Equity and FX Products. He is responsible for leading the development and execution of the company’s global equity index, foreign exchange, cryptocurrency and alternative investment product strategies. He also serves on the S&P Dow Jones Indices U.S. Advisory Panel. Before joining CME Group in 2013 as Global Head of Equity Products, Mr. McCourt worked for the Royal Bank of Scotland (RBS), where he was responsible for building and managing the Americas Index and Delta One trading book. Prior to RBS, he held a senior trading role with JPMorgan in New York, spending 10 years with the Equity Derivatives Group.
Hilda Harris Piell, 57. Ms. Piell has served as our Chief Human Resources Officer since 2007. A practicing attorney for fifteen years, Ms. Piell previously held positions of increasing responsibility in our Legal & Market Regulation division, most recently as Managing Director and Senior Associate General Counsel. Prior to joining CME Group in 2000, Ms. Piell served as Associate Commercial Counsel at MCI Telecommunications (1996-2000) and Associate Litigation Attorney at Jenner & Block (1992-1996). Her career also includes service as a clerk for a judge of the U.S. District Court for the Northern District of Illinois.
Derek Sammann, 56. Mr. Sammann has served as our Senior Managing Director, Global Head of Commodities Markets since November 2021 and previously served as our Senior Managing Director, Commodities and Options Products since 2014. He previously served as our Senior Managing Director, Financial Products and Services since 2009 and Global Head of Foreign Exchange Products since joining us in 2006. Prior to joining us, Mr. Sammann served as Managing Director, Global Head of FX Options and Structured Products at Calyon Corporate and Investment Bank in London from 1997 to 2006. Mr. Sammann serves as a member of the Board of Directors of the following entities: the Gulf Mercantile Exchange, the COMEX Board of Governors and the Commodities Markets Council, where he also serves as Treasurer. He also serves on the Shanghai Gold Exchange’s International Advisory Board, the Commodity Futures Trading Commission's Agricultural & Energy and Environmental Markets Advisory Committees, and the Security Traders Association’s Listed Options Committee.
Suzanne Sprague, 44. Ms. Sprague has served as our Chief Operating Officer and Global Head of Clearing since November 2024. She previously served as Senior Managing Director & Global Head of Clearing and Post-Trade Services for CME Group since February 2022. She joined the company in 2002 and has held numerous roles and leadership positions in financial management and risk management since that time. During her tenure, she has played a key role in the company’s development of risk management policy. Since 2015, she served as Managing Director, Credit & Liquidity Risk, Risk Policy & Banking,

overseeing our clearing house's exposure to counterparty credit risk, liquidity risk management and financial performance, acceptable collateral and collateral services, risk management policies and procedures, financial operations, and banking.
Jack Tobin, 61. Mr. Tobin has served as Managing Director and Chief Accounting Officer since 2015. Mr. Tobin most recently served as our Managing Director, Corporate Finance since 2007. Prior to our merger with CBOT Holdings, Mr. Tobin served as the Director, Corporate Finance for CBOT Holdings and CBOT from 2002 to 2007. Prior to joining CBOT, Mr. Tobin served as a principal consultant with PricewaterhouseCoopers from 1997 to 2002. Mr. Tobin is a registered certified public accountant.
Kendal Vroman, 53. Mr. Vroman has served as our Chief Transformation Officer since November 2021. He previously served as Senior Managing Director, International and Optimization Services since February 2020 and as our Senior Managing Director, Cash Markets and Optimization Service since 2018. Since joining the company in 2001, he has held a variety of senior leadership roles, including Managing Director, Planning and Execution; Global Head, Commodity Products and OTC Solutions, and Managing Director and Chief Corporate Development Officer.
Julie Winkler, 50. Ms. Winkler has served as our Chief Commercial Officer since 2016. She leads the company’s sales, product marketing, research and product development, and innovation lab functions. She also oversees the international business line and the data and analytics services business line. She previously served as Senior Managing Director, Research and Product Development and Index Services of CME Group since 2014 and as Managing Director, Research and Product Development since 2007. Prior to our merger with CBOT Holdings, Ms. Winkler held positions of increasing responsibility for CBOT Holdings since 1996. Ms. Winkler also serves as a director of S&P Dow Jones Indices LLC.
AVAILABLE INFORMATION
Our website is www.cmegroup.com. Information made available on our website does not constitute part of this document. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Our corporate governance materials may also be found on our website. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other reports that we file or furnish with the SEC at http://www.sec.gov. Copies of these materials also are available to shareholders free of charge upon request to Shareholder Relations, officeofthesecretary@cmegroup.com. Information regarding our sustainability practices is available at the following: https://www.cmegroup.com/company/corporate-citizenship/esg.html, including our 2024 report when issued.
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
We are primarily subject to the jurisdiction of the regulatory agencies in the U.S., U.K. and E.U. As a result of our global operations, we are also subject to the rules and regulations of other local jurisdictions in which we conduct business and offer our products and services, as appropriate.
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
Our broker-dealer and MTF businesses, BrokerTec and EBS, are also extensively regulated in various jurisdictions. These regulatory obligations generally include proper licensing and qualification of the firms and individuals, substantive conduct standards, communication and disclosure rules, monitoring and surveillance, training, capital requirements, supervisory obligations, maintenance of anti-money laundering programs, suspicious activity reporting, risk management standards, trade reporting, and ongoing examinations and reviews. The risks from failing to comply with these regulatory obligations include potential liability and/or disciplinary action against the firm and individuals, monetary penalties and restrictions on future activities.
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
Please see "Item 1 - Business - Regulatory Matters" beginning on page 12 for additional information on our areas of regulatory focus.
Some of our clearing house's largest clearing firms have indicated their belief that clearing facilities should not be owned or controlled by exchanges and should be operated as utilities and not for profit. These clearing firms have sought, and may seek in the future, legislative or regulatory changes that would, if adopted, enable them to use alternative clearing services for positions established on our exchanges or to freely move open positions among clearing houses in order to take advantage of our liquidity. Even if they are not successful, these factors may cause them to limit the use of our markets.
Our clearing house seeks to offer customers, intermediaries and clearing firms universal access in order to maximize the efficient use of capital, exercise appropriate oversight of value at risk and maintain operating leverage from clearing activities on our exchanges. Our strategic business plan for our futures and options business is to operate an efficient and transparent vertically-integrated transaction execution, clearing and settlement business. Some of our clearing firms have expressed the view that clearing firms should control the governance of clearing houses or that clearing houses should be operated as utilities rather than as part of for-profit enterprises. Some of these firms, along with certain industry associations, have sought, and may seek in the future, legislative or regulatory changes to be adopted that would facilitate mechanisms or policies that allow market participants to transfer positions of futures or options from an exchange-owned clearing house to a clearing house owned and controlled by clearing firms. If these legislative or regulatory changes are adopted, our business, financial condition and operating results could be adversely affected.
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
•utilize better, more user-friendly or more reliable technology, including artificial intelligence;
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
The success of our business depends, in part, on our ability to maintain and increase trading volume in our markets. To do so, we must maintain and expand our product offerings, our customer base and our trade execution facilities, our pre-and post-trade services and clearing facilities. Our success also depends on our ability to offer competitive prices and services in an increasingly price-sensitive business. For example, some of our competitors have engaged in aggressive pricing strategies in the past, such as lowering the fees they charge for taking liquidity and increasing liquidity payments or rebates. We cannot provide assurances that we will be able to continue to expand our products and services, that we will be able to retain our current customers or attract new customers or that we will not be required to modify our pricing structure to compete effectively. Changes in our pricing structure may result in a decrease to our profit margin.
Our clearing firm clients must meet certain capital requirements and must deposit collateral to meet performance bond and guaranty fund requirements. There is no guarantee the collateral deposited will continue to maintain its value. To the extent a clearing member were to experience a decrease in capital and be unable to meet requirements, it may be required to decrease its trading activity.
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
Our role in the global marketplace places us at greater risk than other public companies for a cyber attack and other cyber-security risks. Our technology, our customers, our people and our third-party service providers are vulnerable to cyber-security threats, which could result in wrongful use of our data or our customers’ data or cause interruptions in our operations, our customers' operations, or our third-party service providers' operations, which could cause us to lose customers and trading volume and result in substantial liabilities. We also could be required to incur significant expense to protect or remediate damage to our systems and/or investigate any alleged attack.
We regard the secure storage and transmission of data and the ability to continuously transact and clear on our electronic trading platforms as critical elements of our operations and our operational resiliency. Our technology, our customers, our people and our third-party service providers may be vulnerable to targeted attacks, such as "phishing" attacks, unauthorized access, fraud, business email compromise, computer viruses, denial of service attacks, terrorism, "ransomware" attacks, attacks created through artificial intelligence, firewall or encryption failures or other security or operational risks. Criminal groups, political activist groups and nation-state actors have targeted the financial services industry in general, including as a result of wars, and our role in the global marketplace places us at significant risk for a cyber attack and other information security threats. While to date we have not experienced cyber incidents that are individually, or in the aggregate, material, we and certain of our third party providers have experienced cyber attacks of varying degrees in the past.
Our usage of mobile, web, and cloud technologies, such as those pursuant to our partnership with Google Cloud, may increase our risk of a cyber attack. Our security defenses may also be impacted or breached due to employee error, malfeasance, system errors or vulnerabilities. Additionally, outside parties may attempt to fraudulently induce employees, users, customers or our third party providers to disclose sensitive information in order to gain access to our technology systems and data, or our customers’ systems and data, or our third parties' systems and data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the services we provide that could potentially have an adverse effect on our business, while resulting in regulatory penalties or the imposition of additional obligations by regulators or others. The regulatory environment related to information security, privacy, data collection, data usage and use of artificial intelligence is increasingly rigorous and complex, and any failure to comply may carry significant penalties and reputational damage.
We have designed our cyber defense program to mitigate such attacks and security risks through administrative, physical and technical safeguards. As part of our global information security and privacy programs, we employ resources to prevent, detect and respond to cyber attacks and security risks that could impact our people, processes and technology infrastructure, including rapid response to zero-day vulnerabilities. However, our security measures or those of our third-party providers, including any cloud-based technologies, may prove insufficient depending upon the attack or threat posed. Any security attack or breach could result in system failures and delays, malfunctions in our operations, loss of customers or lower trading volume, loss of competitive position, damage to our reputation, disruption of our business, legal liability or regulatory fines and significant costs, which in turn may cause our revenues and earnings to decline and could have a material impact on our financial condition or results of operations. We may be subject to litigation and financial losses that exceed our insurance policy limits or are not covered under any of our current policies.
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
Given our role in the global financial services industry, we may be more likely than other companies to be a direct target of, or an indirect casualty of, attacks by terrorists or terrorist organizations. It is impossible to accurately predict the likelihood or impact of any terrorist attack against us or our third party service providers, or on our industry generally. While we have implemented significant physical security protection measures, business continuity plans, and established backup sites to provide operational resiliency, in the event of an attack or a threat of an attack, these security measures and contingency plans may be inadequate to prevent significant disruptions in our business, technology or access to the infrastructure necessary to maintain our business. Such an attack may result in harm to our personnel or the closure of our facilities or render our backup data and recovery systems inoperable, or have similar consequences for our third party service providers. Damage to our facilities due to terrorist attacks may be significantly in excess of any amount of insurance coverage available, or we may not be able to insure against such damage at a reasonable price or at all. The threat of terrorist attacks also may negatively affect our ability to attract and retain employees. Any of these events could have a material adverse effect on our business, financial condition, and operating results.
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
The success of our business depends in large part on our ability to create interactive electronic marketplaces for a wide range of products that have the required functionality, performance, availability and resilience, capacity, security and speed to attract and retain customers. In 2024, 92% of our overall contract volume was generated through electronic trading on our CME Globex         electronic platform.
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
•attract ISVs to write software that will allow our customers to effectively access our systems;
•respond to technological developments or service offerings by competitors; and
•generate sufficient revenue to justify the substantial capital investment we have made and will continue to make to enhance our electronic trading platforms and other technology offerings.
If we do not continue to enhance our electronic trading systems and technology offerings, including the development and migration of our markets and supporting operational and business functions to the CME Google Cloud platform and the private Google Cloud region, if we are unable to develop our trading systems and technology offerings to include other products and markets, or if they do not have the required functionality, performance, availability and resilience, capacity, security and speed desired by our customers, our ability to successfully compete and our revenues and profits will be adversely affected, which could have a material impact on our financial condition or results of operations.
Additionally, we rely on our customers' ability to have the necessary back office functionality to support our new products and our trading and clearing functionality. To the extent our customers and/or their third party providers are not prepared and/or lack the resources or infrastructure, the success of our new initiatives may be compromised.
If we experience systems failures or capacity constraints, our ability to conduct our operations and execute our business strategy could be materially harmed, and we could be subject to significant costs and liabilities.
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
•financial losses;
•cybersecurity attacks;
•litigation or other customer claims;
•loss of customers; or
•regulatory sanctions.
We cannot assure that we will not experience system failures from power or telecommunications failures, acts of God, war or terrorism, human error on our part or on the part of our third-party providers or partners, natural disasters, fire, rising temperatures, sabotage, hardware or software malfunctions or defects, computer viruses, cyber attacks, acts of vandalism or similar occurrences. If any of our systems or the systems of our third-party providers do not operate properly, are compromised or are disabled, including as a result of system failure, employee or customer error or misuse of our systems, we could suffer financial loss, liability to customers, regulatory intervention or reputational damage that could affect demand by current and potential users of our market.
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
We depend on a number of suppliers, such as banking, clearing and settlement organizations, telephone companies, internet service providers, data processors, cloud hosting providers, data center providers, and software and hardware vendors, for elements of our trading, clearing, and other systems, as well as communications and networking equipment, computer hardware and software and related support and maintenance. Although we conduct due diligence and monitor important suppliers and service providers (including the resiliency of their operations), we cannot provide assurances of their performance and any interruption or cessation of their supplies or services could negatively impact our operations or those of our customers, as well as affect our reputation, financial or regulatory posture.
Many of our customers rely on third parties, such as ISVs, to provide them with front-end systems to access our trading platforms and other back office systems for their trade processing and risk management needs. While these service providers have undertaken to keep current and certify as to our enhancements and make corresponding changes to their software for our interfaces and functionality, we cannot guarantee that they will continue to make the necessary monetary, resource and time investments to keep up with our enhancements and changes.
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
We offer a wide range of data services designed to support the trading, risk management, investment and business needs of our customers. Revenues from our market data and information services represented 12% of our total revenues during the years ended December 31, 2024 and December 31, 2023. Factors that may affect our performance and demand for our data include, but are not limited to:
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
We intend to continue to explore and pursue acquisitions and other strategic opportunities to strengthen our business and grow our company. We may make acquisitions or investments or enter into strategic partnerships, joint ventures and other alliances. The market for such transactions is highly competitive, especially in light of historical merger and acquisition activity in our industry. As a result, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance future transactions on terms favorable to us, which could impact our ability to identify growth opportunities. We may issue additional equity and/or debt as part of strategic partnerships with third parties, as was the case in connection with our partnership with Google Cloud. The issuance of additional equity in connection with any future transaction could be substantially dilutive to our existing shareholders. The issuance of additional debt could increase our leverage substantially.
To the extent we acquire a new business, the process of integration also may produce unforeseen regulatory and operating difficulties and expenditures and may divert the attention of management from the ongoing operation of our business. To the extent we enter into joint ventures and alliances, we may experience difficulties in the development and expansion of the business of any newly formed ventures, in the exercise of influence over the activities of any ventures in which we do not have a controlling interest, as well as encounter potential conflicts with our joint venture or alliance partners. We may not realize the anticipated growth and other benefits from our growth initiatives and investments, which may have an adverse impact on our financial condition and operating results. We also may be required to take an impairment charge in our financial statements relating to our acquisitions and/or investments, which could negatively affect our stock price.
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
We maintain risk management, compliance and monitoring policies, procedures and programs that are designed to prevent, detect, deter, monitor and manage our risks, including enterprise risk, compliance and internal audit programs, but such policies, procedures and programs may not be fully effective in their design or operation. Some of our risk management processes depend upon evaluation of information regarding markets, customers, employees, third parties or other matters or potential threats that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. Management of operational, financial, legal and compliance, regulatory, reputational and strategic risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. We cannot guarantee that our policies and procedures will always be effective or that we will always be successful in evaluating, monitoring or managing the risks to which we are or may be exposed.
We could be harmed by misconduct or errors that are difficult to detect and deter.
There continue to be highly publicized cases involving fraud or other misconduct or manipulative activity by employees of financial services firms and other market participants. Improper trading activity on our platforms by participants could include activities such as spoofing, layering, wash trading and manipulation. Misconduct by our employees and agents could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or the company, improper securities trading activities, circumvention of controls and procedures, improper use of assets, improper use and unauthorized disclosure of data or confidential information of the company or its customers or third parties, improper use of artificial intelligence or failure to provide effective oversight over artificial intelligence, among other potential misconduct.
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
A significant percentage of our contract volume and revenue is based on indexes derived from third-party price reporting agencies. If such third parties take actions that result in the loss of protection for those intellectual property rights or changes in intellectual property laws yield that result, it could have a negative impact on our contract volume and revenues.
A failure to protect our intellectual property rights, or allegations that we have infringed the intellectual property rights of others, could adversely affect our business.
Our business is dependent on proprietary technology and intellectual property that we own or license from third parties. We own the rights to a large number of trademarks, service marks, domain names and trade names in the U.S., Europe, and other parts of the world. We have registered many of our most important trademarks in the U.S. and other countries. We hold the rights to a number of patents and have patent applications pending. Our patents cover match engine, trader user interface, trading floor support, market data, general technology and clearing house functionalities. We attempt to protect our proprietary technology and intellectual property rights by relying on patents, trademarks, copyright, database rights, trade secrets, restrictions on disclosure, and other methods. Notwithstanding the precautions we take to protect our proprietary technology and intellectual property rights, it is possible that employees or third parties may copy, misappropriate, or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. The use of certain artificial intelligence technology can give rise to intellectual property risks, including claims that the data used to train, or in connection with certain models infringes the intellectual property rights of the owner of such data. In addition, in the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, challenge the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources, either of which could adversely affect our business.
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
As of December 31, 2024, we had approximately $3.4 billion of total indebtedness and we had excess borrowing capacity for general corporate purposes under our existing facilities of approximately $2.3 billion.
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

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our debt service obligations. In addition, the agreements governing our outstanding indebtedness do not significantly limit our ability to incur additional indebtedness, which, particularly given changes in interest rates, could increase the risks described above to the extent that we incur additional debt. Our regulated businesses are also required to maintain minimum capital requirements set by their applicable regulators.
Please see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Requirements" beginning on page 47 for additional information regarding capital requirements.
Any reduction in our credit rating could increase the cost of our funding from the capital markets.
Our long-term debt is currently rated investment grade by two of the major rating agencies. These rating agencies regularly evaluate us. Their ratings of our long-term debt are based on a number of factors, including our financial strength, as well as factors not entirely within our control, such as conditions affecting the financial services industry generally. As a result, there can be no assurance that we will maintain our current ratings. In the past, we have experienced ratings downgrades. Our failure to maintain our ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital. Additionally, if our ratings are downgraded below investment grade due to a change of control, we are required to make an offer to repurchase all of our fixed-rate notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.
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
Nine of our board members own trading rights, or are officers or directors of firms that own trading rights, on our derivatives exchanges. As members, these individuals may have interests that differ from or conflict with those of shareholders who are not also members. Our dependence on the trading and clearing activities of our exchange members, combined with the CME members' rights to elect six directors, may enable them to exert influence over the operation of our business.
Nine of our directors own, or are officers or directors of firms that own trading rights on our exchanges. We are dependent on the revenues from the trading and clearing activities of our exchange members. In 2024, 85% of our derivatives contract volume was derived from our members. This dependence may give them influence over how we operate our business.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.    CYBERSECURITY
As a highly regulated global financial services company, we understand the substantial operational risks for companies in our industry as well as the importance of protecting the information and data of our clients, third parties and employees and the resilience of our systems. As such, our Global Informational Security (GIS) Program is designed and operated to mitigate information security risks and threats to the company. Its intent is to safeguard the confidentiality, integrity and availability of our information and services. The GIS Program is designed to strengthen the integrity of the global markets we support, protect CME Group’s information assets, maintain client, third party and employee trust, support our pursuit of strategic objectives, contribute to shareholder value and preserve our reputation and brand. We implement technical, physical and administrative safeguards to protect the confidential and sensitive information of our clients, third parties, employees and other information under CME Group’s stewardship. We manage cybersecurity risk to the organization as part of our business strategy, risk management and financial functions in alignment with our overall Enterprise Risk Management Program and regularly engage with the risk committee of the board of directors and the board of directors as a whole regarding the effectiveness of the GIS Program and the management of our cybersecurity risks.
The GIS Program is led by CME Group’s Chief Information Security Officer (CISO), who has worked in various roles in information security for over 20 years and has led our GIS Program for more than five years since joining the company in 2016 in a senior role in GIS. The CISO reports to our Chief Information Officer (CIO), a member of our Management Team. Our GIS team is comprised of over 200 full-time employees, many of whom hold cybersecurity, risk, or management certifications, such as Certified Information Systems Security Professional, Certified Information Security Manager, Certified in Risk and Information Systems Control, Series 99, Certified Information Systems Auditor, Project Management Professional, various cloud provider certifications and various levels of ITIL certifications. As part of our GIS Program, CME Group operates a Cyber Defense Center that virtually links 24/7 to our international cybersecurity teams and serves as a global hub for cybersecurity risk management activities, including log collection, event monitoring, threat detection and incident response, resiliency, operations, vulnerability management and the proactive collection and processing of both open source and proprietary threat and intelligence feeds allowing the company to efficiently manage, investigate and respond to cybersecurity events. Our GIS team conducts analyses and aims to prevent, detect and respond to systemic events that might threaten our company, industry or the economy.
The GIS Program includes a Cyber Defense team, which manages the Incident Response Plan (IRP), and consists of subject matter experts from GIS and Information Governance, who work together to monitor and respond to cybersecurity incidents. The IRP outlines our cyber and incident response policies and governs our incident response lifecycle, which divides overall incident response into serial phases. The Crisis Management Team (CMT) is responsible for oversight during an incident, in conjunction with the Cyber Coordination Team (CCT). The CCT manages responses to cybersecurity and compliance incidents, collaborating with subject matter experts from various departments in response to specific incidents. When an incident reaches a certain threshold of severity, our CISO and CIO escalate the matter to our Chief Operating Officer, who is another member of our Management Team, to determine next steps, as well as possible customer and external communication. Throughout the incident response process, the Legal team is engaged, as appropriate, and helps consider whether disclosure is required once a determination is made in connection with the company’s leadership and the CMT.
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
•Our program is aligned with the National Institute of Standards and Technology Cybersecurity Framework (NIST) and other technical standards and frameworks.
•We have a robust cybersecurity defense response plan that provides a documented framework for handling security incidents and facilitates coordination across multiple parts of the company.
•We invest in threat intelligence and operate a Cyber Defense Center, which acts as our hub of information sharing and threat intelligence analysis.
•We incorporate external expertise and reviews into our cybersecurity risk management program and continue to engage leading professional consulting firms to assist our company in incorporating cybersecurity best practices.

•We provide annual cybersecurity awareness and ongoing phishing training, and we routinely conduct cybersecurity attack simulation exercises, which includes participation from various levels of management.
•Following a risk-based approach, we conduct due diligence reviews of our third party providers for potential cybersecurity risks to the company. We also maintain a cross-functional Third Party Risk Management program, which partners with our GIS, Information Governance, and Operational Resilience teams, among others, to manage and monitor third party risk presented by CME Group vendors and certain third parties of third parties (fourth parties). The teams conduct initial due diligence on vendors and monitor cyber-related incidents and known vulnerabilities with the goal of enhancing processes, improving risk management and partnering on exit planning and testing for certain vendors associated with essential functions.
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
•We regularly test the design and effectiveness of our information security controls and processes through a program of testing performed by internal and independent third-party teams. Remediation of gaps and opportunities identified through testing are tracked through to closure. Testing activities support a variety of regulatory requirements and external industry certifications held by CME Group.
The board provides oversight of cybersecurity risks and has designated primary responsibility to the risk committee which oversees our information security programs, including cybersecurity, and is actively involved in monitoring the progress of key cybersecurity initiatives. Our board and risk committee receive regular updates on the activities and effectiveness of our GIS Program, including reports on incident response plan testing exercises and results of compliance testing and third-party evaluation results. Our CISO provides quarterly, or as needed, reports and updates to our board and risk committee on the company's cybersecurity risk management program and meets with the risk committee at least annually in a private session. The CISO has an indirect reporting line to the risk committee. We also engage with leading professional consulting firms to provide periodic updates to the board on cybersecurity-related risks in the evolving threat landscape and to provide education on best practices for board oversight of our GIS Program.
To date, the company is not aware of risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the company, including our business strategy, results of operations or financial condition.
See "Item 1A - Risk Factors" beginning on page 16 for additional information on cyber attacks and other cybersecurity risks the company faces.
ITEM 2.    PROPERTIES
Our corporate headquarters are located at 20 South Wacker Drive, Chicago, IL, where we lease approximately 530,000 square feet of general office space. This lease expires in 2032. Our European headquarters are located at the London Fruit & Wool Exchange at 1 Duval Square, London, where we lease approximately 120,000 square feet of general office space. This lease expires in 2038.
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
ITEM 3.    LEGAL PROCEEDINGS
See "Legal and Regulatory Matters" in note 12. Contingencies to the consolidated financial statements beginning on page 76 for CME Group’s legal proceedings disclosure, which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Class A Common Stock
Our Class A common stock is currently listed on Nasdaq under the ticker symbol "CME." As of February 12, 2025, there were approximately 3,870 holders of record of our Class A common stock.
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
Class B shares and the associated trading rights are bought and sold or leased through our membership department. Although our Class B shareholders have special voting rights, because our Class B shares have the same equitable interest in our earnings and the same dividend payments as our Class A shares, we expect that the market price of our Class B common stock, if reported separately from the associated trading rights, would be primarily determined by the value of our Class A common stock. As of February 12, 2025, there were approximately 1,480 holders of record of our Class B common stock.
Preferred Stock
In 2021, we issued and sold in a private placement approximately 4.6 million shares of Series G Non-Voting Convertible Preferred Stock. Series G Non-Voting Convertible Preferred Stock is not listed on a national securities exchange or traded in an organized OTC market. These shares are convertible to Class A common stock at the discretion of the holder at a specified conversion rate, which is initially 1:1. Series G Non-Voting Convertible Preferred Stock has the same equitable interest in our earnings and the same dividend payments per share as our Class A shares on an as converted basis. As of February 12, 2025, there was one holder of record of our Series G Non-Voting Convertible Preferred Stock.
PERFORMANCE GRAPH
The graph below compares the cumulative five-year total return on CME Group Inc.'s Class A common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group of five companies that include: Cboe Global Markets Inc, Deutsche Boerse Ag, Intercontinental Exchange Inc, London Stock Exchange Group Plc and Nasdaq Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock, in the peer group and the S&P 500 index on December 31, 2019 and its relative performance is tracked through December 31, 2024.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	2020	2021	2022	2023	2024
CME Group Inc.	$93.66	$121.26	$93.50	$122.76	$141.71
S&P 500	118.40	152.39	124.79	157.59	197.02
Peer Group	117.40	140.56	122.06	148.62	172.05
Unregistered Sales of Equity Securities
Not applicable.

Issuer Purchases of Equity Securities

Period in 2024	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 to October 31	—	$—	—	$—
November 1 to November 30	150	233.42	—	—
December 1 to December 31	15,919	233.54	—	—
Total	16,069		—
 _______________
(1)Shares purchased consist of an aggregate of 16,069 shares of Class A common stock surrendered to satisfy employee tax obligations upon the vesting of restricted stock.

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
•Results of Operations: Includes an analysis of our 2024 financial results and a discussion of any known events or trends that are likely to impact future results.
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
We offer our customers the opportunity to trade futures contracts and options contracts on a range of products, including those based on interest rates, equity indexes, foreign exchange, energy, metals and agricultural commodities. Through our cash markets business, we offer fixed income trading through BrokerTec and foreign currency trading through EBS. Our products provide a means for hedging, speculating and allocating assets. We identify new products by monitoring economic trends and their impact on the risk management and speculative needs of our existing and prospective customers.
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
Competitive Environment. Our industry is competitive and we continue to encounter competition in all aspects of our business. We expect competition to continue to intensify, especially in light of ongoing regulatory development in the financial services industry. Competition is influenced by our brand and reputation; the efficiency and security of our clearing, settlement and support services; depth and liquidity of our markets; capital and margin efficiencies; diversity of product offerings, including frequency and quality of new product development and innovative services; our ability to position and expand upon existing products to address changing market needs; efficient and seamless customer experience; transparency, reliability, anonymity and security of transaction processing; the regulatory environment; connectivity, accessibility, flexibility in execution methods, and distribution; and technology capability and innovation, as well as overall transaction costs. We believe we are very well positioned with respect to these factors. Our asset classes contain products designed to address differing risk management needs, and customers are able to achieve operational and capital efficiencies by accessing our diverse products through our platforms and our clearing house. We compete in a large and expanding financial services trading, clearing and settlement marketplace globally. As markets continue to evolve, we will continue to adapt our trading technology and clearing services to meet the needs of our customers. The competitive environment to which we are subject is discussed in "Item 1 - Business" beginning on page 10.
Regulatory Environment. Our exchange-traded derivatives exchanges and other businesses are regulated and we serve a customer base that includes regulated institutions and individuals. Developments in the regulatory environment have the potential to significantly impact our business. Compliance with regulations may require us and our customers to dedicate significant financial and operational resources, which could adversely affect our profitability. The regulatory environment to which we are subject is discussed in "Item 1 - Business" beginning on page 12.
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
Other expenses. We incur additional ongoing expenses for technology, licensing and other fee agreements and various other activities necessary to support our operations.
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
•Equity in net earnings (losses) of unconsolidated subsidiaries includes income and losses from our investments in S&P Dow Jones Indices LLC, OSTTRA, Shanghai CFETS-NEX International Money Broking Co., Ltd. and Gulf Mercantile Exchange.
•Other income (expense) includes expenses related to the distribution of a portion of interest earned on performance bond collateral reinvestment to the clearing firms, gains and losses on derivative contracts and other various income and expenses outside our core operations.

CRITICAL ACCOUNTING POLICIES
The notes to our consolidated financial statements include disclosure of our significant accounting policies. In establishing these policies within the framework of accounting principles generally accepted in the United States (U.S.), management must make certain assessments, estimates and choices that will result in the application of these principles in a manner that appropriately reflects our financial condition and results of operations. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to affect our financial position and operating results. While all decisions regarding accounting policies are important, there are certain accounting policies that we consider to be critical. These critical policies, which are presented in detail in the notes to our consolidated financial statements, relate to the valuation of financial instruments, goodwill and intangible assets, revenue recognition, income taxes and internal use software costs.
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
Revenue recognition. A significant portion of our revenue is derived from the clearing and transaction fees we assess on each contract executed through our trading venues and cleared through our clearing house. Clearing and transaction fees are recognized as revenue when a buy and sell order are matched, novated and when the trade is cleared. On occasion, the customer's exchange trading privileges may not be properly entered by the clearing firm and incorrect fees are charged for the transactions in the affected accounts. When this information is corrected within the time period allowed by the exchange, a fee adjustment is provided to the clearing firm. We also earn revenue from the dissemination of market data to subscribers, distributors, and other third-party licensees of market data. Market data and information services fee revenue is generally recognized on a monthly basis as the customers receive and consume the benefit of the market data services.
Income taxes. Calculation of the income tax provision includes an estimate of the income taxes that will be paid for the current year, as well as an estimate of income tax liabilities or benefits deferred into future years. Deferred tax assets are reviewed to determine if they will be realized in future periods. To the extent it is determined that some deferred tax assets may not be fully realized, the assets are reduced to their realizable value by a valuation allowance. The calculation of our tax provision involves uncertainty in the application of complex tax regulations and we occasionally may consult with relevant tax authorities or engage third-party expertise where appropriate. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other applicable foreign tax jurisdictions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. If the actual obligation of these amounts varies from our estimate, our income tax provision would be reduced or increased at the time that determination is made. This determination may not be known for several years. Past tax audits have not resulted in tax adjustments that resulted in a material change to the income tax provision in the year the audit was completed. The effective tax rate, defined as the income tax provision as a percentage of income before income taxes, will vary from year to year based on changes in tax jurisdictions, tax rates and regulations. In addition, the effective tax rate will vary with changes to income that are not subject to income tax and changes in expenses or losses that are not deductible, such as the utilization of foreign net operating losses.
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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the years presented. For a comparison of our results of operations for the fiscal years ended December 31, 2023 to December 31, 2022, see "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024.

			Year-over-Year Change
(dollars in millions, except per share data)	2024	2023	2024-2023
Total revenues	$6,130.1	$5,578.9	10%
Total expenses	2,198.6	2,143.2	3
Operating margin	64.1%	61.6%
Non-operating income (expense)	$609.9	$717.9	(15)
Effective tax expense rate	22.4%	22.3%
Net income attributable to CME Group	$3,525.8	$3,226.2	9
Diluted earnings per common share attributable to CME Group	9.67	8.86	9
Cash flows from operating activities	3,690.5	3,453.8	7

Revenues

			Year-over-Year Change
(dollars in millions)	2024	2023	2024-2023
Clearing and transaction fees	$4,988.2	$4,588.5	9%
Market data and information services	710.2	663.7	7
Other	431.7	326.7	32
Total Revenues	$6,130.1	$5,578.9	10
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

			Year-over-Year Change
	2024	2023	2024-2023
Total contract volume (in millions)	6,685.0	6,098.5	10%
Clearing and transaction fees (in millions)	$4,623.3	$4,220.8	10
Average rate per contract	0.692	0.692	—
We estimate the following net increase in clearing and transaction fees based on a change in total contract volume and a change in average rate per contract during 2024 compared with 2023.

Year-over-Year Change
(in millions)	2024-2023
Increase due to change in total contract volume	$405.7
Decrease due to change in average rate per contract	(3.2)
Net increase in clearing and transaction fees	$402.5
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

			Year-over-Year Change
(amounts in thousands)	2024	2023	2024-2023
Average Daily Volume by Product Line:
Interest rates	13,716	12,517	10%
Equity indexes	6,847	6,698	2
Foreign exchange	1,030	954	8
Agricultural commodities	1,711	1,508	13
Energy	2,488	2,118	17
Metals	736	599	23
Aggregate average daily volume	26,528	24,394	9

Average Daily Volume by Venue:
CME Globex	24,510	22,353	10
Open outcry	1,023	1,145	(11)
Privately negotiated	995	896	11
Aggregate average daily volume	26,528	24,394	9
Electronic Volume as a Percentage of Total Volume	92%	92%
Market volatility within certain financial markets remained high throughout 2024. Interest rate volatility was higher as a result of mixed inflation levels and market uncertainty surrounding the Federal Reserve’s interest rate policy decisions. The Federal Open Markets Committee (FOMC) cut the federal funds rate multiple times throughout 2024 and issued cautious guidance for the future. In addition, the energy markets saw an increase in volatility as a result of continued geopolitical tensions in the Middle East and Eastern Europe as well as more weather uncertainty in 2024 compared to 2023. We also expanded our ongoing sales efforts across many of the product lines to increase our sales growth across the globe. We believe these factors contributed to the increase in total volume in 2024 compared with 2023.
Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. We no longer offer Eurodollar contract trading as of June 2023.

			Year-over-Year Change
(amounts in thousands)	2024	2023	2024-2023
Eurodollar futures and options:
Futures expiring within two years	—	87	(100)%
Options	—	41	(100)
Futures expiring beyond two years	—	21	(100)
SOFR futures and options:
Futures expiring within two years	2,654	2,545	4
Futures expiring beyond two years	957	850	13
Options	1,580	1,726	(8)
U.S. Treasury futures and options:
10-Year	3,248	2,701	20
5-Year	1,977	1,834	8
2-Year	1,044	838	25
Treasury Bond	714	587	22
Ultra T-Bond	415	312	33
Federal Funds futures and options	414	442	(6)

In 2024 compared with 2023, overall interest rate contract volume increased as a result of general market uncertainty. We believe this was a result of mixed inflation results that occurred throughout the year, as well as the U.S. presidential and congressional elections in November. We also believe there was uncertainty regarding the Federal Reserve's interest policy decisions. The Federal Reserve cut interest rates three times in 2024 and issued cautious guidance for 2025. The increase in overall interest rate contract volume was also due to our ongoing sales efforts to increase global participation.
Equity Index Products
The following table summarizes average daily contract volume for our key equity index products.

			Year-over-Year Change
(amounts in thousands)	2024	2023	2024-2023
E-mini S&P 500 futures and options	4,016	4,154	(3)%
E-mini Nasdaq 100 futures and options	2,065	1,829	13
E-mini Russell 2000 futures and options	308	316	(2)
Equity index contract volume increased slightly in 2024 compared with 2023. We believe the increase in Nasdaq-100 contract volume was due to higher volatility within the technology sector as a result of market speculation about artificial intelligence initiatives. The increase in volume was partially offset by lower overall equity volatility within the S&P 500, which is more diversified than the tech heavy Nasdaq-100. We also believe the increase in volume is due our additional client outreach efforts throughout the year.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

			Year-over-Year Change
(amounts in thousands)	2024	2023	2024-2023
Euro	258	252	2%
Japanese yen	192	185	4
British pound	120	111	8
Australian dollar	114	106	8
Overall foreign exchange contract volume increased in 2024 when compared with 2023, which we believe is due to uncertainty surrounding the Federal Reserve and other global central banks' interest rate policy decisions. The Federal Reserve cut interest rates three times in 2024, but issued cautious guidance moving forward as a result of continued uncertainty surrounding inflation. We believe these factors led to higher overall foreign exchange contract volume in 2024 compared with 2023.
Agricultural Commodity Products
The following table summarizes average daily volume for our key agricultural commodity products.

			Year-over-Year Change
(amounts in thousands)	2024	2023	2024-2023
Corn	511	444	15%
Soybean	367	319	15
Wheat	228	208	10
In 2024 when compared with 2023, overall commodity contract volume increased due to higher overall market volatility. We believe this is a result of continued weather uncertainty due to a drier than average 2024 growing season. In addition, poor weather conditions throughout the Black Sea region led to increased uncertainty surrounding soybean and wheat yields. We also believe the increase in volume is due to our initiatives to increase cross selling among key customers and optimization of our incentive programs to promote volume growth of new and existing products.

Energy Products
The following table summarizes average daily volume for our key energy products.

			Year-over-Year Change
(amounts in thousands)	2024	2023	2024-2023
WTI crude oil	1,167	1,087	7%
Natural gas	811	601	35
Refined products	375	336	12
Overall energy contract volume increased in 2024 when compared with 2023. We believe the increase in volume is due to uncertainty in the global energy markets caused by multiple geopolitical conflicts in the Middle East and Eastern Europe. In addition, uncertain weather conditions throughout the year led to an increase in overall natural gas volume. We also believe the increase in volume is due our additional client outreach efforts throughout the year.
Metal Products
The following table summarizes average daily volume for our key metal products.

			Year-over-Year Change
(amounts in thousands)	2024	2023	2024-2023
Gold	431	356	21%
Copper	133	114	17
Silver	123	93	33
Overall metal contract volume increased in 2024 when compared with 2023, which we believe was attributable to higher overall market volatility. Market uncertainty surrounding Federal Reserve's interest rate policy decisions as well as uncertainty surrounding the U.S. presidential and congressional elections led to an overall increase in demand for gold and other precious metals as safe-haven investments. In addition, copper contract volume increased largely due to an increase in demand for artificial intelligence data centers and renewable infrastructure. We also believe the increase in volume was due to increased sales efforts, specifically with retail clients and our international sales efforts for copper products.
Average Rate per Contract
The average rate per contract remained consistent in 2024 when compared with 2023. The average rate per contract was impacted by an increase in our fee structure, which went into effect on February 1, 2024. The overall increase due to the rise in fees was offset by a decrease resulting from higher member trading as a percentage of total volume as well as our tiered volume pricing structure.
Cash Markets Business
Total clearing and transaction fees revenue in 2024 included $276.7 million of transaction fees attributable to the cash markets business, compared with $284.7 million in 2023. This revenue primarily includes transaction fees from BrokerTecs's fixed income volume and EBS foreign exchange volume.

			Year-over-Year Change
(amounts in millions)	2024	2023	2024-2023
BrokerTec fixed income transaction fees	$145.1	$152.1	(5)%
EBS foreign exchange transaction fees	131.6	132.6	(1)

The related average daily notional value for the years ended 2024 and 2023 for key cash markets products were as follows:

			Year-over-Year Change
(amounts in billions)	2024	2023	2024-2023
U.S. Repos	$328.4	$293.6	12%
European Repo (in euros)	290.1	326.5	(11)
U.S. Treasury	101.9	106.1	(4)
Spot FX	59.5	56.7	5
Overall average daily notional values and transactions revenues for the cash markets business were slightly lower in 2024 when compared with 2023.
Concentration of Revenue
We bill a significant portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One clearing firm represented at least 10% of our clearing and transaction fees in 2024. Should a clearing firm withdraw, we believe that the customer portion of the firm's trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from an ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
Market data and information services. In 2024 when compared with 2023, the increase in market data and information services revenue was largely attributable to price increases for certain products as well as an increase in usage for certain products.
Approximately 30% of our market data and information services revenue in 2024 was earned from the two largest resellers of our market data. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer distributes our market data, we believe the majority of that vendor's customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Other revenues. In 2024 when compared with 2023, the increase in other revenue was largely attributable to higher custody fees as well as an increase in co-location and other connectivity fees.
Expenses

			Year-over-Year Change
(dollars in millions)	2024	2023	2024-2023
Compensation and benefits	$850.3	$828.6	3%
Technology	255.8	218.7	17
Professional fees and outside services	132.7	144.4	(8)
Amortization of purchased intangibles	221.7	226.6	(2)
Depreciation and amortization	115.1	126.0	(9)
Licensing and other fee agreements	355.4	322.8	10
Other	267.6	276.1	(3)
Total Expenses	$2,198.6	$2,143.2	3

2024 Compared With 2023
Operating expenses increased by $55.4 million in 2024 when compared with 2023. The following table shows the estimated impact of key factors resulting in the net increase in operating expenses.

(dollars in millions)	Year- over-Year Change	Change as a Percentage of 2023 Expenses
Technology support services	$37.0	2%
License fees	32.7	2
Salaries, benefits and employer taxes	27.2	2
Occupancy and building operations	(11.5)	(1)
Professional fees and outside services	(11.7)	(1)
Employee separation and restructuring	(12.5)	(1)
Other expenses, net	(5.8)	—
Total	$55.4	3%
Overall operating expenses increased in 2024 when compared with 2023 due to the following reasons:
•The increase in expenses related to technology support services was primarily driven by higher software license fees and third party services to support the ongoing Google Cloud transformation project.
•License fees expense was higher primarily due to an increase in volume for certain equity products and improved revenue performance related to certain other incentive arrangements.
•Salaries, benefits and employer taxes was higher due to an increase in headcount during the year, which was primarily attributable to additional headcount in the company's international locations.
Decreases in operating expenses in 2024 when compared with 2023 were due to the following reasons:
•Occupancy and building operations expense decreased due to lower rent expenses and real estate taxes driven by reduced office space.
•The decrease in professional fees and outside services were largely due to a decrease in consulting costs associated with the Google Cloud Migration, which began in late 2021, as well as lower legal fees during 2024.
•Employee separation and restructuring costs decreased year over year largely due to a reduction in force of 3% of employees during 2023.
Non-Operating Income (Expense)

			Year-over-Year Change
(dollars in millions)	2024	2023	2024-2023
Investment income	$4,079.1	$5,275.3	(23)%
Interest and other borrowing costs	(160.9)	(159.4)	1
Equity in net earnings (losses) of unconsolidated subsidiaries	350.9	296.9	18
Other income (expense)	(3,659.2)	(4,694.9)	(22)
Total Non-Operating	$609.9	$717.9	(15)
Investment income. In 2024 when compared with 2023, there was a decrease in earnings from reinvested cash performance bond and guaranty fund contributions due to lower average reinvestment balances. In 2024 and 2023, earnings from cash performance bond and guaranty fund contributions were $3,943.8 million and $5,073.9 million, respectively. In addition, there was a decrease in net realized and unrealized gains on investments.
Equity in net earnings (losses) of unconsolidated subsidiaries. Higher income generated from our S&P/DJI and OSTTRA business ventures contributed to an increase in equity in net earnings of unconsolidated subsidiaries in 2024 when compared with 2023.
Other income (expense). In 2024 when compared with 2023, we recognized lower expense related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms in conjunction with lower interest income earned on our reinvestment during the period due to lower average reinvestment balances in 2024. In 2024 and 2023, expenses related to the distribution of interest earned on collateral reinvestments were $3,669.4 million and $4,717.5 million, respectively.

Income Tax Provision
The following table summarizes the effective tax rate for the periods presented:

	2024	2023	Year-over-Year Change
			2024-2023
Year ended December 31	22.4%	22.3%	0.1%
The overall effective tax rate remained relatively consistent in 2024 when compared with the same period in 2023.
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
Cash will also be required for non-cancellable purchase obligations as at December 31, 2024. Commitments include material contractual purchase obligations that are non-cancellable. Purchase obligations relate to advertising, licensing, hardware, software and maintenance as well as telecommunication services. Aside from the table below, we have certain other arrangements that have a perpetual term for which we pay a minimum of $5.0 million per year. At December 31, 2024, future minimum payments due under purchase obligations were payable as follows (in millions):

Year
2025	$176.5
2026-2027	382.7
2028-2029	377.2
Thereafter	350.0
Total	$1,286.4
Future capital expenditures for technology are anticipated as we continue to support our growth through increased system capacity, performance improvements, integration of acquired platforms and improvements to some of our office spaces. Each year, capital expenditures are incurred for improvements to and modification of our offices, remote data centers, telecommunications network and other operating equipment. In 2025, we expect capital expenditures to total approximately $90.0 million, net of any leasehold improvement allowances. We continue to monitor our capital needs and may revise our forecasted expenditures as necessary in the future.
In December 2024, the board of directors approved a share repurchase program, which authorizes us to repurchase up to $3.0 billion of CME Group Class A common stock at prevailing market prices. As of December 31, 2024, there have been no shares repurchased under this program.
We intend to continue to pay a regular quarterly dividend to our shareholders, with a target of between 50% to 60% of the prior year's cash earnings. The decision to pay a dividend and the amount of the dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant. We are also required to comply with restrictions contained in the general corporation laws of our state of incorporation, which could limit our ability to declare and pay dividends. On February 6, 2025, the company declared a regular quarterly dividend of $1.25 per share for all outstanding common and preferred shares. The dividend will be payable on March 26, 2025 to shareholders of record on March 7, 2025. Assuming no changes in the number of shares outstanding, the first quarter dividend payment will total approximately $455.0 million. The board of directors also declared an additional, annual variable dividend of $5.80 per share on December 5, 2024 paid on January 16, 2025 to the shareholders of record on December 27, 2024. In general, the amount of the annual variable dividend will be determined at the end of each year, and the level will increase or decrease from year to year based on operating results, capital expenditures, potential merger and acquisition activity and other forms of capital return, including regular dividends and share buybacks during the prior year.

Sources and Uses of Cash
The following is a summary of cash flows from operating, investing and financing activities.

			Year-over-Year Change
(dollars in millions)	2024	2023	2024-2023
Net cash provided by operating activities	$3,690.5	$3,453.8	7%
Net cash (used in) provided by investing activities	(82.6)	20.9	n.m.
Net cash provided by (used in) financing activities	5,076.5	(48,339.3)	(111)
_________
n.m. not meaningful
Operating activities
Net cash provided by operating activities was higher in 2024 compared with 2023, largely due to an increase in revenue resulting from fee increases and an increase in overall volumes.
Investing activities
The increase in cash used in investing activities in 2024 compared with 2023 was due to lower overall proceeds on sales of investments in 2024 compared to 2023. In addition, the increase in cash used was also due to higher additions in property, plant and equipment.
Financing activities
Cash provided by financing activities was higher in 2024 when compared with 2023 mainly due to an increase in cash performance bonds and guaranty fund contributions. This was partially offset by an increase in dividends paid in 2024.
Debt Instruments
The following table summarizes our debt outstanding as of December 31, 2024:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event a clearing firm fails to promptly discharge an obligation to the clearing house, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms, or in other cases as provided by the CME rulebook. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets (pursuant to the CME rulebook) can be used to collateralize the facility. At December 31, 2024, guaranty fund contributions available to collateralize the facility totaled $10.1 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME's consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At December 31, 2024, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
We maintain committed repurchase facility agreements amounting to a total of $1.0 billion. The committed repurchase facilities provide access to cash, secured by non-cash collateral, in the event that one or more of our clearing firms fails to promptly discharge an obligation to the clearing house. The facilities are subject to annual renewal. We currently do not have any borrowings outstanding under these facilities.
We maintain a committed facility of up to $750.0 million for foreign currency conversions. The committed foreign currency facility allows the clearing house to convert cash to another currency within generally accepted local market timeframes in the event that one or more of our clearing firms fails to promptly discharge an obligation to the clearing house. The facility is subject to annual renewal. We currently do not have any foreign currency trades outstanding under this facility.
At December 31, 2024, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds that it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At December 31, 2024, the letters of credit totaled $400.0 million. We also maintain a $350.0 million line of credit to meet our obligations under this agreement.
The following table summarizes our credit ratings as of December 31, 2024:

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
Liquidity and Cash Management
Cash and cash equivalents, excluding restricted cash, totaled $2.9 billion at both December 31, 2024 and December 31, 2023. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our corporate investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements and short-term bank deposits. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets. Cash performance bonds and guarantee fund contribution assets are deemed to be restricted cash.
Our practice is to have our pension plan 100% funded at each year end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Based on our actuarial projections, we estimate that a $12.2 million additional contribution will be necessary in 2025 to meet our funding goal. However, the amount of the actual contribution is contingent on various factors, including the actual rate of return on our plan assets during 2025 and the December 31, 2025 discount rate.

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
BrokerTec Americas LLC is required to maintain sufficient net capital under the Securities Exchange Act of 1934, as amended (Exchange Act), Rule 15c3-1 (the Net Capital Rule). The Net Capital Rule focuses on liquidity and is designed to protect securities customers, counterparties, and creditors by requiring that broker-dealers have sufficient liquid resources on hand at all times to satisfy claims promptly. Rule 15c3-3, or the customer protection rule, which complements Rule 15c3-1, is designed to ensure that customer property (securities and funds) in the custody of broker-dealers is adequately safeguarded. By law, both of these rules apply to the activities of registered broker-dealers, but not to unregistered affiliates. The firm began operating as a (k)(2)(i) broker-dealer in November 2017 following notification to the Financial Industry Regulatory Authority and the SEC. A company operating under the (k)(2)(i) exemption is not required to lock up customer funds as would otherwise be required under Exchange Act Rule 15c3-3.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to various market risks, including those caused by changes in interest rates, credit and foreign currency exchange rates.
Interest Rate Risk
Debt outstanding at December 31, 2024 consisted of fixed-rate borrowings of $3.4 billion. Changes in interest rates impact the fair values of fixed-rate debt, but do not impact earnings or cash flows. We did not have any variable-rate borrowings at December 31, 2024.
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
We maintain committed repurchase facility agreements amounting to a total of $1.0 billion. The committed repurchase facilities provide access to cash, secured by non-cash collateral, in the event that one or more of our clearing firms fails to promptly discharge an obligation to the clearing house. The facilities are subject to annual renewal. We currently do not have any borrowings outstanding under these facilities.
We also maintain a committed facility of up to $750.0 million for foreign currency conversions. The committed foreign currency facility allows the clearing house to convert cash to another currency within generally accepted local market timeframes in the event that one or more of our clearing firms fails to promptly discharge an obligation to the clearing house. The facility is subject to annual renewal. We currently do not have any foreign currency trades outstanding under this facility.
At December 31, 2024, aggregate performance bond deposits for clearing firms for both financial safeguard packages was $291.5 billion, including cash performance bond deposits, non-cash deposits, Interest Earnings Facility funds and letters of credit. A defaulting firm's performance bond deposits can be used in the event of default of that clearing firm.
The following shows the available assets at December 31, 2024 in the event of a payment default by a clearing firm for the base financial safeguard package after first utilizing the defaulting firm's available assets:

(in millions)	Clearing House Available Assets
Designated corporate contributions for futures and options(1)	$100.0
Guaranty fund contributions(2)	8,254.3
Assessment powers(3)	22,699.2
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
(3)In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, our corporate contribution and the non-defaulting clearing firms' guaranty fund contributions, we would assess all non-defaulting clearing firm as provided in the rules governing the guaranty fund. We could assess non-defaulting clearing firms 275% of their existing guaranty fund requirements in the event of a single default, and up to a maximum of 550% of their existing guaranty fund requirements in the event of a default by multiple clearing firms, as provided in the rules. Assessment powers are calculated to reflect the potential obligation that each clearing member could be called for in the event clearing member defaults exhaust the guaranty fund; however, the total amount available would be reduced by the defaulted clearing firms' assessment obligations since they would no longer be able to satisfy their obligations.

The following shows the available assets for the interest rate swap financial safeguard package at December 31, 2024 in the event of a payment default by a clearing firm that clears interest rate swap contracts, after first utilizing the defaulting firm's available assets:

(in millions)	Clearing House Available Assets
Designated corporate contributions for interest rate swap contracts(1)	$150.0
Guaranty fund contributions(2)	1,798.9
Assessment powers(3)	905.7
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
(3)In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, our corporate contribution and the non-defaulting firms' guaranty fund contributions, we would assess non-defaulting clearing firms as provided in the rules governing the interest rate swap guaranty fund. Assessment powers are calculated to reflect the potential obligation that each clearing member could be called for based on potential failure of the third and fourth largest clearing member; however, the total amount available would be reduced by the defaulted clearing firms' assessment obligations since they would no longer be able to satisfy their obligations.
BrokerTec Americas Matched Principal Business
BrokerTec Americas maintains a matched principal business, where it serves as a fully matched counterparty to offsetting positions entered into by clients on its electronic trading platform to facilitate anonymity and access to clearing and settlement. BrokerTec Americas uses Fixed Income Clearing Corporation (FICC), a third-party central clearing house as well as a third-party clearing bank for the settlement of transactions and is required to post short-term margin requirements twice a day that can vary based on the size of unsettled transactions and any adverse market changes. At December 31, 2024, the balance of the collateral at FICC was $230.0 million, which was included in other current assets on the consolidated balance sheet.
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
Aggregate transaction gains (losses) for 2024, 2023 and 2022 were $(3.0) million, $(12.9) million and $13.2 million, respectively. We expect the foreign currency gain/loss to continue to fluctuate as long as we continue to hold monetary assets and liabilities at those subsidiaries. Market uncertainty could potentially lead to significant volatility with foreign currency exchange rates, which could result in additional foreign currency gain/loss.
Foreign Currency Translation Risk
We have foreign currency translation risk related to the translation of our foreign consolidated and unconsolidated subsidiaries' assets, liabilities, revenues and expenses from their respective functional currencies to the U.S. dollar at each reporting date. Fluctuations in exchange rates may impact the amount of assets, liabilities, revenues and expenses we report on our consolidated balance sheets and consolidated statements of income. The financial statements of those foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using a current exchange rate. Gains and losses resulting from this translation are recognized as a foreign currency translation adjustment within accumulated other comprehensive income, which is a component of shareholders' equity and comprehensive income. Aggregate translation gains (losses) for 2024, 2023 and 2022 were $(61.0) million, $70.8 million and $(195.4) million, respectively.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data; shares in thousands)

	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$2,892.4	$2,912.0
Marketable securities	113.2	111.7
Accounts receivable, net of allowance of $9.0 and $7.1	573.1	535.6
Other current assets (includes $6.3 and $5.2 in restricted cash)	559.4	1,138.4
Performance bonds and guaranty fund contributions	98,895.4	90,192.5
Total current assets	103,033.5	94,890.2
Property, net	386.2	409.5
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,821.6	3,050.2
Goodwill	10,486.9	10,495.3
Other assets	3,543.5	3,685.6
Total Assets	$137,447.0	$129,706.1

Liabilities and Equity
Current Liabilities:
Accounts payable	$79.9	$90.6
Short-term debt	749.8	—
Other current liabilities	2,588.8	3,133.8
Performance bonds and guaranty fund contributions	98,895.4	90,192.5
Total current liabilities	102,313.9	93,416.9
Long-term debt	2,678.2	3,425.4
Deferred income tax liabilities, net	5,246.8	5,327.7
Other liabilities	721.2	798.2
Total Liabilities	110,960.1	102,968.2

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of December 31, 2024 and 2023; 4,584 issued and outstanding as of December 31, 2024 and 2023	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized as of December 31, 2024 and 2023, 359,602 and 359,231 shares issued and outstanding as of December 31, 2024 and 2023, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of December 31, 2024 and 2023	—	—
Additional paid-in capital	22,403.0	22,334.7
Retained earnings	4,185.8	4,455.2
Accumulated other comprehensive income (loss)	(105.5)	(55.6)
Total CME Group shareholders’ equity	26,486.9	26,737.9
Total Liabilities and Equity	$137,447.0	$129,706.1

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)

	Year Ended December 31,
	2024	2023	2022
Revenues
Clearing and transaction fees	$4,988.2	$4,588.5	$4,142.7
Market data and information services	710.2	663.7	610.9
Other	431.7	326.7	265.8
Total Revenues	6,130.1	5,578.9	5,019.4
Expenses
Compensation and benefits	850.3	828.6	753.1
Technology	255.8	218.7	188.6
Professional fees and outside services	132.7	144.4	137.4
Amortization of purchased intangibles	221.7	226.6	227.7
Depreciation and amortization	115.1	126.0	134.9
Licensing and other fee agreements	355.4	322.8	320.0
Other	267.6	276.1	241.8
Total Expenses	2,198.6	2,143.2	2,003.5
Operating Income	3,931.5	3,435.7	3,015.9

Non-Operating Income (Expense)
Investment income	4,079.1	5,275.3	2,198.4
Interest and other borrowing costs	(160.9)	(159.4)	(162.7)
Equity in net earnings (losses) of unconsolidated subsidiaries	350.9	296.9	301.1
Other non-operating income (expense)	(3,659.2)	(4,694.9)	(1,862.4)
Total Non-Operating Income (Expense)	609.9	717.9	474.4
Income before Income Taxes	4,541.4	4,153.6	3,490.3
Income tax provision	1,015.6	927.4	799.3
Net Income	$3,525.8	$3,226.2	$2,691.0
Net Income Attributable to Common Shareholders of CME Group	$3,481.5	$3,185.6	$2,657.2

Earnings per Share Attributable to Common Shareholders of CME Group:
Basic	$9.69	$8.87	$7.41
Diluted	9.67	8.86	7.40
Weighted Average Number of Common Shares:
Basic	359,389	359,023	358,713
Diluted	359,944	359,500	359,181

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$3,525.8	$3,226.2	$2,691.0
Other comprehensive income, net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	0.2	0.6	(2.7)
Income tax benefit (expense)	(0.1)	(0.1)	0.7
Investment securities, net	0.1	0.5	(2.0)
Defined benefit plans:
Net change in defined benefit plans arising during the period	12.2	(0.9)	14.9
Amortization of net actuarial (gains) losses and prior service costs included in compensation and benefits expense	0.1	0.1	1.2
Income tax benefit (expense)	(3.0)	0.2	(4.1)
Defined benefit plans, net	9.3	(0.6)	12.0
Derivative investments:
Amortization of effective portion of net (gains) losses on cash flow hedges included in interest expense	(3.6)	(3.6)	(1.9)
Income tax benefit (expense)	0.9	0.9	0.5
Derivative investments, net	(2.7)	(2.7)	(1.4)
Foreign currency translation:
Foreign currency translation adjustments	(61.0)	70.8	(195.4)
Reclassification adjustment for (gain) loss included in other expense	2.2	9.7	—
Income tax benefit (expense)	2.2	—	—
Foreign currency translation, net	(56.6)	80.5	(195.4)
Other comprehensive income (loss), net of tax	(49.9)	77.7	(186.8)
Comprehensive income	$3,475.9	$3,303.9	$2,504.2

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)

	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity
Balance at December 31, 2021	4,584	358,599	3	$22,193.9	$5,151.9	$53.5	$27,399.3
Net income					2,691.0		2,691.0
Other comprehensive income (loss)						(186.8)	(186.8)
Dividends of $8.50 per common share and per preferred share					(3,096.1)		(3,096.1)
Exercise of stock options		1		0.1			0.1
Vesting of issued restricted Class A common stock		269		(24.8)			(24.8)
Shares issued to Board of Directors		19		4.0			4.0
Shares issued under Employee Stock Purchase Plan		41		7.7			7.7
Stock-based compensation				84.3			84.3
Balance at December 31, 2022	4,584	358,929	3	$22,265.2	$4,746.8	$(133.3)	$26,878.7

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)

	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity
Balance at December 31, 2022	4,584	358,929	3	$22,265.2	$4,746.8	$(133.3)	$26,878.7
Net income					3,226.2		3,226.2
Other comprehensive income (loss)						77.7	77.7
Dividends of $9.65 per common share and preferred share					(3,517.8)		(3,517.8)
Vesting of issued restricted Class A common stock		241		(21.4)			(21.4)
Shares issued to Board of Directors		20		3.6			3.6
Shares issued under Employee Stock Purchase Plan		41		8.0			8.0
Stock-based compensation				82.9			82.9
Balance at December 31, 2023	4,584	359,231	3	$22,338.3	$4,455.2	$(55.6)	$26,737.9

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)

	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity
Balance at December 31, 2023	4,584	359,231	3	$22,338.3	$4,455.2	$(55.6)	$26,737.9
Net income					3,525.8		3,525.8
Other comprehensive income (loss)						(49.9)	(49.9)
Dividends of $10.40 per common share and preferred share					(3,795.2)		(3,795.2)
Vesting of issued restricted Class A common stock		315		(33.0)			(33.0)
Shares issued to Board of Directors		19		3.7			3.7
Shares issued under Employee Stock Purchase Plan		37		8.1			8.1
Stock-based compensation				89.5			89.5
Balance at December 31, 2024	4,584	359,602	3	$22,406.6	$4,185.8	$(105.5)	$26,486.9

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income	$3,525.8	$3,226.2	$2,691.0
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	89.5	82.9	84.3
Amortization of purchased intangibles	221.7	226.6	227.7
Depreciation and amortization	115.1	126.0	134.9
Net realized and unrealized (gains)/losses on investments	(3.6)	(72.1)	(4.8)
Deferred income taxes	(66.4)	(75.0)	(23.2)
Change in:
Accounts receivable	(39.4)	(51.5)	(51.1)
Other current assets	664.8	(637.8)	(76.5)
Other assets	75.4	92.0	87.0
Accounts payable	(10.7)	(30.8)	72.5
Income taxes payable	(117.4)	(77.1)	(147.8)
Other current liabilities	(705.9)	642.7	88.1
Other liabilities	(55.4)	(32.7)	(67.4)
Other	(3.0)	34.4	41.3
Net Cash Provided by Operating Activities	3,690.5	3,453.8	3,056.0

Cash Flows from Investing Activities
Proceeds from maturities and sales of available-for-sale marketable securities	6.0	5.9	6.3
Purchases of available-for-sale marketable securities	(4.5)	(4.1)	(4.4)
Purchases of property, net	(94.0)	(76.4)	(89.7)
Investments in business ventures	(3.6)	(2.4)	(3.1)
Proceeds from sale of business ventures	13.5	97.9	11.1
Investment in S&P Dow Jones Indices LLC	—	—	(410.0)
Net Cash Provided by (Used in) Investing Activities	(82.6)	20.9	(489.8)

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Financing Activities
Proceeds from debt, net of issuance costs	$—	$—	$741.0
Repayment of other borrowings, including call premiums	—	(16.4)	(756.2)
Cash dividends	(3,584.2)	(3,235.5)	(2,633.5)
Change in performance bond and guaranty fund contributions	8,702.9	(45,056.7)	(22,700.3)
Employee taxes paid on restricted stock vesting	(33.0)	(21.4)	(24.8)
Other	(9.2)	(9.3)	(7.9)
Net Cash Provided by (Used in) Financing Activities	5,076.5	(48,339.3)	(25,381.7)

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	8,684.4	(44,864.6)	(22,815.5)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	93,109.7	137,974.3	160,789.8
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	$101,794.1	$93,109.7	$137,974.3

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents:
Cash and cash equivalents	$2,892.4	$2,912.0	$2,720.1
Short-term restricted cash (within other current assets)	6.3	5.2	4.9
Long-term restricted cash (within other assets)	—	—	0.1
Restricted cash and restricted cash equivalents (performance bonds and guaranty fund contributions)	98,895.4	90,192.5	135,249.2
Total	$101,794.1	$93,109.7	$137,974.3

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$1,197.6	$1,109.4	$973.4
Interest paid	129.9	129.9	133.2
Non-cash financing activities:
Declaration of annual variable dividend, payable in January 2025, January 2024 and January 2023	2,112.2	1,910.0	1,635.7

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND BUSINESS
CME Group Inc. (CME Group) exchanges offer the widest range of global benchmark products across all major asset classes based on interest rates, equity indexes, foreign exchange (FX), agricultural, energy and metal commodities. We offer futures and options across asset classes as well as cash, repo fixed income and OTC FX trading through the CME Globex platform. In addition, it operates one of the world’s leading central counterparty clearing houses. CME Group offers clearing, settlement and guarantees for all products cleared through the clearing house, which is operated by CME.
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
Derivative Investments. The company occasionally uses derivative instruments to limit exposure to changes in interest rates and foreign currency exchange rates. Derivatives are recorded at fair value on the consolidated balance sheets. For those derivatives that meet the criteria for hedge accounting and are classified as effective cash flow hedges, changes in the fair value of derivative financial instruments are initially recorded in other comprehensive income and subsequently reclassified into earnings when the hedged item affects income. The company assesses, both at the inception of each hedge and on an ongoing basis, whether the derivative financial instruments that are designated as cash flow hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. For any hedges no longer deemed effective or for which hedge accounting is not applied, changes in fair value of the derivative instruments are recognized in earnings within other non-operating income (expense). There were no outstanding derivative instruments at December 31, 2024.
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
Securities and other non-cash deposits may include U.S. Treasury securities, U.S. government agency securities, Eurobonds, corporate bonds, other foreign government securities and gold bullion. Securities and other non-cash deposits are held in safekeeping by a custodian bank. Interest and gains or losses on securities deposited to satisfy performance bond and guaranty fund requirements accrue to the clearing firm. Non-cash performance bonds can also include letters of credit. Because the benefits and risks of ownership accrue to the clearing firm, non-cash performance bonds and guaranty fund contributions are not reflected on the consolidated balance sheets.
Property. Property is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method, generally over one to twenty years. Property and equipment are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining term of the respective lease to which they relate or the remaining useful life of the leasehold improvement. Land is reported at cost. Internal and external costs incurred in developing, obtaining, or implementing computer software for internal use which meet the requirements for capitalization are amortized on a straight-line basis over the estimated useful life of the software, generally two to four years, but up to eight years for certain trading and clearing applications, depending upon expected useful lives.
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
Clearing and Transaction Fees. Clearing and transaction fees include per-contract charges for trade matching, clearing, trading on the company's electronic trading platforms, portfolio reconciliation and compression services, risk mitigation, and other fees. Fees are charged at various rates based on the product traded, the method of trade, the exchange trading privileges of the customer making the trade and the type of contract. The majority of our clearing and transaction fees are recognized as revenue upon successful execution of the trade, which represents completion of our trade matching, novation and clearing activities. Therefore, unfilled or canceled buy and sell orders have no impact on revenue. On occasion, the customer's exchange trading privileges may not be properly entered by the clearing firm and incorrect fees are charged for the transactions. When this information is corrected within the time period allowed by the company, a fee adjustment is provided to the clearing firm. A reserve is established for estimated fee adjustments to reflect corrections to customer exchange trading privileges. The reserve is based on the historical pattern of adjustments processed as well as management's estimate of future adjustment activity. This reserve has historically been immaterial. The company believes the reserve is adequate to cover estimated adjustments as of December 31, 2024 and 2023.
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
Concentration of Revenue. One clearing firm represented at least approximately 10% of the company's clearing and transaction fee revenue in 2024 and 2022, but no clearing firms represented at least approximately 10% of the company's clearing and transaction fee revenue in 2023. Should a clearing firm withdraw from the company, management believes that the customer portion of that firm's trading activity would likely transfer to another clearing firm. Therefore, management does not believe that the company is exposed to significant risk from the ongoing loss of revenue received from a particular clearing firm.
The two largest resellers of market data represented approximately 30% of market data and information services revenue in 2024, 32% in 2023, and 33% in 2022. Should one of these vendors no longer subscribe to the company's market data, management believes that the majority of that firm's customers would likely subscribe to the market data through another reseller. Therefore, management does not believe that the company is exposed to significant risk from a loss of revenue received from any particular market data reseller.
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
Segment Reporting. The company reports the results of its operations as one operating segment primarily comprised of the businesses of CME, CBOT, NYMEX, COMEX and our cash markets business. The individual operations of the company do not meet the criteria for classification as separate reporting segments.
Recent Accounting Pronouncements. The following accounting pronouncements were issued during 2024:
In November 2024, the FASB issued final guidance requiring public business entities to provide disclosures, in tabular format, of each relevant expense line item on the face of the income statement in continuing operations as disaggregated into the following: purchases of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion and amortization of capitalized acquisition, exploration and development costs recognized as part of oil- and gas-producing activities, or other amounts of depletion expense. Specified expenses, gains, or losses that are already disclosed under existing U.S. GAAP are required to be included in the disaggregated income statement expense line item disclosures, and any remaining amounts need to be described qualitatively. The disclosures are effective beginning in 2027, and required on an annual and interim basis. Entities may apply the guidance prospectively or retrospectively. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
3. REVENUE RECOGNITION
The company generates revenue from customers from the following sources:
Clearing and transaction fees. Clearing and transaction fees include per-contract charges for trade matching, clearing, trading on the company's electronic trading platforms, portfolio reconciliation and compression services, risk mitigation, and other fees. Clearing and transaction fees are assessed upfront at the time of trade execution. As such, the company recognizes the majority of the fee revenue upon successful execution of the trade. The minimal remaining portion of the fee revenue related to settlement activities performed after trade execution is recognized over the short-term period that the contract is outstanding, based on management’s estimates of the average contract lifecycle. These estimates are based on various assumptions to approximate the amount of fee revenue to be attributed to services performed through contract settlement, expiration, or termination. For cleared trades, these assumptions include the average number of days that a contract remains in open interest, contract turnover, average revenue per day, and revenue remaining in open interest at the end of each period.
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
Other. Other revenues include certain access and communication fees, fees for collateral management, equity membership subscription fees, and fees for trade order routing through agreements from various strategic relationships. Access and communication fees are charged to customers that utilize various telecommunications networks and communications services. Fees for these services are generally billed monthly and the associated fee revenue is recognized as billed. Collateral management fees are charged to clearing firms that have collateral on deposit with the clearing house to meet their minimum performance bond and guaranty fund obligations on the exchange. These fees are calculated based on daily collateral balances and are billed monthly. This fee revenue is recognized monthly as billed as the customers receive and consume the benefits of the services. The company also has an equity membership program which provides equity members the option to pay a monthly subscription fee in satisfaction of their existing requirement to hold CME Group Class A common stock. Choosing to pay this fee in lieu of holding Class A shares is entirely voluntary and the client's choice. Fee revenue under this program is earned monthly as billed over the contractual term. Pricing for strategic relationships may be driven by customer levels and activity. There are fee arrangements which provide for monthly as well as quarterly payments in arrears. Revenue is recognized monthly for strategic relationship arrangements as the customers receive and consume the benefits of the services.
The following table represents a disaggregation of revenue from contracts with customers for the years ended December 31, 2024, 2023 and 2022:

(in millions)	2024	2023	2022
Interest rates	$1,659.6	$1,558.4	$1,326.8
Equity indexes	1,095.3	1,036.4	1,016.3
Foreign exchange	198.5	190.0	188.3
Agricultural commodities	585.1	508.5	444.7
Energy	800.5	702.8	585.5
Metals	284.3	224.7	196.9
BrokerTec fixed income	145.1	152.1	164.7
EBS foreign exchange	131.6	132.6	154.1
Interest Rate Swap	88.2	83.0	65.4
Total clearing and transaction fees	4,988.2	4,588.5	4,142.7
Market data	710.2	663.7	610.9
Other	431.7	326.7	265.8
Total revenues	$6,130.1	$5,578.9	$5,019.4

Timing of Revenue Recognition
Services transferred at a point in time	$4,887.4	$4,491.1	$4,044.3
Services transferred over time	1,223.0	1,069.7	955.3
One-time charges and miscellaneous revenues	19.7	18.1	19.8
Total revenues	$6,130.1	$5,578.9	$5,019.4
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis upon commencement of services under the customer contract. These upfront customer payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during 2024 were not materially impacted by any other factors. The balance of contract liabilities was $15.6 million and $13.2 million as of December 31, 2024 and 2023, respectively.
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
Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure at the time of default related to positions other than interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing house's ability to access defaulting clearing firms' collateral deposits. For cleared interest rate swap contracts, the maximum exposure at the time of default related to the clearing house's guarantee would be one full day of changes in fair value of all open positions, before considering the clearing house's ability to access defaulting clearing firms' collateral. During 2024, the clearing house transferred an average of approximately $5.7 billion a day through the clearing system for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its exposure through maintenance performance bond requirements and guaranty fund contributions. For futures and options products, the clearing firms' collateral requirements are sized to cover at least one day of anticipated price movements. For cleared swap products, the clearing firms' collateral requirements are sized to cover at least five days of anticipated price movements. Management has assessed the fair value of the company's settlement guarantee liability by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at December 31, 2024.
CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to maintain cash accounts at the Federal Reserve Bank of Chicago. At December 31, 2024 and 2023, the clearing house maintained $87.4 billion and $79.3 billion, respectively, within the cash accounts at the Federal Reserve Bank of Chicago. The cash deposited at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets.
In 2024 and 2023, earnings from cash performance bond and guaranty fund contributions were $3,943.8 million and $5,073.9 million, respectively. In 2024 and 2023, expense related to the distribution of interest earned on collateral reinvestments were $3,669.4 million and $4,717.5 million, respectively. The earnings from cash performance bonds and guaranty fund contributions are included in investment income and the expense related to the distribution of interest earned is included in other non-operating income (expense) on the consolidated statements of income.
CME and The Options Clearing Corporation (OCC) have a perpetual cross-margin arrangement, whereby a clearing firm may maintain a cross-margin account in which a clearing firm's positions in certain equity index futures and options are combined with certain positions cleared by OCC for purposes of calculating performance bond requirements. The performance bond deposits are held jointly by CME and OCC. Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement are reflected at 50% of the total, or CME's proportionate share per that agreement. If a participating firm defaults, the gain or loss on the liquidation of the firm's open position and the proceeds from the liquidation of the cross- margin account would be allocated equally between CME and OCC. In the event of a remaining loss, CME would first apply assets of the defaulting clearing firm to satisfy its payment obligation. These assets include the defaulting firm's guaranty fund contributions, performance bonds and any other available assets, such as assets required for clearing membership and any associated trading rights. Thereafter, if the payment default remains unsatisfied, the clearing house would use its corporate contributions designated for the respective financial safeguard package. The clearing house would then use guaranty fund contributions of other clearing firms within the respective financial safeguard package and funds collected through an assessment against solvent clearing firms within the respective financial safeguard package to satisfy the deficit.

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
CME maintains a 364-day multi-currency line of credit with a consortium of domestic and international banks to be used in certain situations by the clearing house. CME may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian of the collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between CME and its clearing firms. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. The line of credit provides for borrowings of up to $7.0 billion. At December 31, 2024, guaranty fund contributions available to collateralize the facility were $10.1 billion. CME has the option to request an increase in the line from $7.0 billion to $10.0 billion, subject to the approval of participating banks. In addition to the 364-day fully secured, committed multi-currency line of credit, the company also has the option to use the $2.3 billion multi-currency revolving senior credit facility to provide liquidity for the clearing house in the unlikely event of default.
The company maintains committed repurchase facility agreements amounting to a total of $1.0 billion. The committed repurchase facilities provide access to cash, secured by non-cash collateral, in the event that one or more of our clearing firms fails to promptly discharge an obligation to the clearing house. The facilities are subject to annual renewal. The company currently does not have any borrowings outstanding under these facilities.
CME also maintains a committed facility of up to $750.0 million for foreign currency conversions. The committed foreign currency facility allows the clearing house to convert cash to another currency within generally accepted local market timeframes in the event that one or more of our clearing firms fails to promptly discharge an obligation to the clearing house. The facility is subject to annual renewal. The company currently does not have any foreign currency trades outstanding under this facility.
The clearing house is required under the U.S. Commodity Exchange Act to segregate cash and securities deposited by clearing firms from its clearing member customers. In addition, the clearing house requires segregation of all funds deposited by its clearing firms from operating funds.

Cash and non-cash deposits held as performance bonds and guaranty fund contributions at fair value at December 31, 2024 and 2023 were as follows:

	2024		2023
(in millions)	Cash	Non-Cash Deposits and IEF Funds (1)	Cash	Non-Cash Deposits and IEF Funds (1)
Performance bonds	$96,036.4	$191,241.1	$87,285.5	$180,866.3
Guaranty fund contributions	2,343.5	7,977.2	2,379.6	6,849.6
Cross-margin arrangements	233.1	678.5	183.1	1,374.5
Other(2)	282.4	2.1	344.3	2.1
Total	$98,895.4	$199,898.9	$90,192.5	$189,092.5
  _______________
(1) IEF funds include customer-directed investments in IEF funds that are not included on the consolidated balance sheets.
(2) Other includes collateral for delivery and accrued interest earned on collateral reinvestment due to the clearing firms.
Cross-margin arrangements include collateral for the cross-margin accounts with OCC and FICC.
Cash performance bonds may include intraday settlement, if any, that is owed to the clearing firms and paid the following business day. The balance of intraday settlements was $198.4 million and $237.5 million at December 31, 2024 and 2023, respectively. Intraday settlements may be invested on an overnight basis and are offset by an equal liability owed to clearing firms.
In addition to cash, securities and other non-cash deposits, irrevocable letters of credit may be used as performance bond deposits for clearing firms. At December 31, 2024 and 2023, these letters of credit, which are not included in the accompanying consolidated balance sheets, were as follows:

(in millions)	2024	2023
Performance bonds	$4,254.8	$3,916.7
Performance bond collateral for delivery	3,505.9	4,631.4
Total Letters of Credit	$7,760.7	$8,548.1
_______________
All cash, securities and letters of credit posted as performance bonds are only available to meet the financial obligations of that clearing firm to the clearing house.
5. PROPERTY
A summary of the property accounts at December 31, 2024 and 2023 is presented below:

(in millions)	2024	2023	Estimated Useful Life
Building and building improvements	$130.7	$130.7	1 - 10 years
Leasehold improvements	147.1	143.7	2 - 20 years
Furniture, fixtures and equipment	432.6	413.3	1 - 7 years
Software and software development costs	700.1	654.9	2 - 8 years
Total property	1,410.5	1,342.6
Less accumulated depreciation and amortization	(1,024.3)	(933.1)
Property, net	$386.2	$409.5

6. INTANGIBLE ASSETS AND GOODWILL
Intangible assets consisted of the following at December 31, 2024 and 2023:

	2024			2023
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$4,683.5	$(2,334.4)	$2,349.1	$4,694.4	$(2,124.9)	$2,569.5
Technology-related intellectual property	62.5	(62.5)	—	62.5	(62.2)	0.3
Other	71.1	(48.6)	22.5	71.6	(41.2)	30.4
Total Amortizable Intangible Assets	$4,817.1	$(2,445.5)	$2,371.6	$4,828.5	$(2,228.3)	$2,600.2

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total Intangible Assets—Other, Net			$2,821.6			$3,050.2
Trading products (1)			$17,175.3			$17,175.3
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
The originally assigned useful lives for the amortizable intangible assets as of December 31, 2024 are as follows:

Clearing firm, market data and other customer relationships	5 - 30 years
Technology-related intellectual property	5 - 9 years
Other	3 - 24.5 years
Total amortization expense for intangible assets was $221.7 million, $226.6 million and $227.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)
2025	$221.5
2026	221.5
2027	220.2
2028	213.8
2029	213.8
Thereafter	1,280.8
Goodwill activity consisted of the following for the years ended December 31, 2024 and 2023:

(in millions)	Goodwill
Balance at December 31, 2022	$10,482.5
Foreign currency translation	12.8
Balance at December 31, 2023	10,495.3
Foreign currency translation	(8.4)
Balance at December 31, 2024	$10,486.9

7. LONG-TERM INVESTMENTS
The company maintains various long-term investments as described below. The investments are recorded in other assets on the consolidated balance sheets.
GME Holdings Limited. The company owns a 33% interest in GME Holdings Limited (GME Holdings), and accounts for its investment in GME Holdings using the equity method of accounting. Dubai Mercantile Exchange (DME) was rebranded as the Gulf Mercantile Exchange (GME) in 2024 to reflect its position as the key regional commodities exchange in the Middle East. In June 2024, the company invested $3.5 million in GME Holdings in exchange for 3.5 million additional shares of GME. This transaction was immediately followed by a secondary share sale to a third party of 15.5 million shares for $15.5 million, which ultimately reduced our stake in GME Holdings from 50% to 33%. The company recognized a net gain of $9.2 million on the transaction as recorded in other non-operating income on the consolidated statements of income during 2024. The carrying amount of the company's investment in GME Holdings was $11.6 million at December 31, 2024. The company and GME Holdings maintain an agreement for Gulf Mercantile Exchange futures contracts to be exclusively traded on the CME Globex platform.
OSTTRA. The company owns a 50% equity interest in OSTTRA, which is a joint venture withe IHS Markit. OSTTRA performs trade processing and risk mitigation services. The company accounts for its investment using the equity method of accounting. The carrying amount of the company's investment in OSTTRA was $1.2 billion at December 31, 2024.
S&P Dow Jones Indices LLC. In June 2022, the company invested $410.0 million in S&P Dow Jones Indices LLC, which S&P Dow Jones Indices LLC used as part of the consideration for its acquisition of the IHS Markit index business. The company continues to own a 27% interest in S&P Dow Jones Indices LLC and accounts for its investment in S&P Dow Jones Indices LLC using the equity method of accounting. The carrying amount of the company's investment in S&P Dow Jones Indices LLC was $1.3 billion at December 31, 2024. The company has long-term exclusive licensing agreements with S&P Dow Jones Indices LLC to list products based on the Standard & Poor's Indices and Dow Jones Indices.
Shanghai CFETS-NEX International Money Broking Co., Ltd. The company owns a 33% interest in Shanghai CFETS-NEX International Money Broking Co., Ltd. (CFETS) and accounts for its investment in CFETS using the equity method of accounting. The carrying amount of the company's investment in CFETS was $58.4 million at December 31, 2024.

8. DEBT
Short-term debt consisted of the following at December 31, 2024 and 2023:

(in millions)	2024	2023
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (1)	$749.8	$—
Total short-term debt	$749.8	$—
_______________
(1)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.11%.
 Long-term debt outstanding consisted of the following at December 31, 2024 and 2023:

(in millions)	2024	2023
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (1)	$—	$749.1
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	498.5	498.1
$750.0 million fixed rate notes due March 2032, stated rate of 2.65%	743.7	742.9
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (2)	744.3	744.0
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	691.7	691.3
Total long-term debt	$2,678.2	$3,425.4
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
Short term and long-term debt maturities, at par value were as follows as of December 31, 2024:

(in millions)	Par Value
2025	$750.0
2026	—
2027	—
2028	500.0
2029	—
Thereafter	2,200.0

9. INCOME TAXES
The company is subject to regulation under a wide variety of U.S., federal, state and foreign tax laws and regulations. Income before income taxes and the income tax provision consisted of the following for the years ended December 31, 2024, 2023 and 2022:

(in millions)	2024	2023	2022
Income before income taxes:
Domestic	$4,305.9	$3,900.5	$3,291.7
Foreign	235.5	253.1	198.6
Total	$4,541.4	$4,153.6	$3,490.3
Income tax provision:
Current:
Federal	$776.9	$751.7	$620.5
State	252.8	205.8	177.1
Foreign	52.3	44.9	24.9
Total	1,082.0	1,002.4	822.5
Deferred:
Federal	(49.6)	21.9	(16.3)
State	(17.0)	(33.8)	(7.3)
Foreign	0.2	(63.1)	0.4
Total	(66.4)	(75.0)	(23.2)
Total Income Tax Provision	$1,015.6	$927.4	$799.3
Reconciliation of the U.S. federal income tax rate (statutory tax rate) to the effective tax rate is as follows:

	2024	2023	2022
Statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.1	3.3	3.9
Foreign-derived intangible income deduction	(1.7)	(1.5)	(1.5)
Other, net	(1.0)	(0.5)	(0.5)
Effective Tax Expense Benefit Rate	22.4%	22.3%	22.9%
In 2024, 2023 and 2022, the effective tax rates were higher than the statutory tax rate. The increases to the effective tax rate for the state taxes were partially offset by the foreign-derived intangible income (FDII) deduction.

At December 31, 2024 and 2023, deferred income tax assets (liabilities) consisted of the following:

(in millions)	2024	2023
Deferred Income Tax Assets:
Net operating losses	$5.3	$3.4
Property	12.8	—
Accrued expenses, compensation, leases and other	123.9	131.4
Subtotal	142.0	134.8
Valuation allowance	—	(0.4)
Total deferred income tax assets	142.0	134.4
Deferred Income Tax Liabilities:
Purchased intangible assets	(5,240.6)	(5,298.2)
Other	(114.1)	(115.4)
Property	—	(1.3)
Total deferred income tax liabilities	(5,354.7)	(5,414.9)
Net Deferred Income Tax Liabilities	$(5,212.7)	$(5,280.5)
Reported as:
Net non-current deferred tax assets	$34.1	$47.2
Net non-current deferred tax liabilities	(5,246.8)	(5,327.7)
Net Deferred Income Tax Liabilities	$(5,212.7)	$(5,280.5)
A valuation allowance is recorded when it is more-likely-than-not that some portion or all of the deferred income tax assets may not be realized. The ultimate realization of the deferred income tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
At December 31, 2024, the company had domestic income tax loss carryforwards of $25.1 million of which $22.1 million will expire between 2030 and 2036 and $3.0 million can be carried forward indefinitely. These amounts primarily relate to losses from the acquisition of NEX Group plc and the acquisition of Pivot, Inc. No valuation allowance was recorded at December 31, 2024 and a valuation allowance of $0.4 million was recorded at December 31, 2023.
The following is a summary of the company’s unrecognized tax benefits at December 31, 2024, 2023 and 2022:

(in millions)	2024	2023	2022
Gross unrecognized tax benefits	$251.6	$264.1	$280.3
Unrecognized tax benefits, net of tax impacts in other jurisdictions	238.1	251.9	264.4
Interest and penalties related to uncertain tax positions	18.8	16.6	28.0
Interest and penalties recognized on the consolidated statements of income	2.1	(4.0)	(3.8)
The company does not believe it is reasonably possible that within the next twelve months, unrecognized tax benefits will change by a significant amount.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

(in millions)	2024	2023	2022
Balance at January 1	$264.1	$280.3	$316.4
Additions based on tax positions related to the current year	12.0	10.0	8.5
Additions for tax positions of prior years	3.9	4.3	2.7
Reductions for tax positions of prior years	(17.7)	(8.0)	(9.5)
Reductions resulting from the lapse of statutes of limitations	(5.6)	(5.2)	(5.5)
Settlements with taxing authorities	(5.1)	(17.3)	(32.3)
Balance at December 31	$251.6	$264.1	$280.3
The company is subject to U.S. federal income tax as well as income taxes in Illinois and multiple other state, local and foreign jurisdictions.  As of December 31, 2024, substantially all federal income tax matters have been concluded through 2016 other than the Section 199 deduction. On April 15, 2024, the company filed a court case with the U.S. court of Federal Claims related to the Section 199 deduction. All United Kingdom income tax matters have been concluded through 2017, and substantially all state income tax matters have been concluded through 2019.
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
The following is a summary of the change in projected benefit obligation:

(in millions)	2024	2023
Balance at January 1	$351.5	$316.4
Service cost	21.9	21.1
Interest cost	18.8	18.5
Actuarial (gain) loss	(9.8)	18.3
Benefits paid	(18.4)	(22.8)
Balance at December 31	$364.0	$351.5
The aggregate accumulated benefit obligation was $335.6 million and $323.2 million at December 31, 2024 and 2023, respectively.
The following is a summary of the change in fair value of plan assets:

(in millions)	2024	2023	2022
Balance at January 1	$350.8	$331.7	$402.3
Actual return on plan assets	26.1	38.9	(50.0)
Employer contributions	9.0	3.0	—
Benefits paid	(18.4)	(22.8)	(20.6)
Balance at December 31	$367.5	$350.8	$331.7
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
The fair value of each major category of plan assets as of December 31, 2024 and 2023 is indicated below:

(in millions)	2024	2023
Level 2:
Money market funds	$15.9	$6.2
Mutual funds:
Fixed income	168.1	165.3
U.S. equity	137.3	131.6
Foreign equity	46.2	47.7
Total	$367.5	$350.8
At December 31, 2024, the fair value of pension plan assets exceeded the pension benefit obligation by $3.5 million and the excess was recorded as a non-current pension asset in other assets. At December 31, 2023, the fair value of pension plan assets had a shortfall of the projected benefit obligation by $0.7 million and the shortfall was recorded as a non-current pension liability in other liabilities.
CME's funding goal is to have its pension plan 100% funded at each year-end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Year-end 2024 assumptions have been used to project the assets and liabilities from December 31, 2024 to December 31, 2025. The company anticipates based on this projection that an additional contribution of $12.2 million in 2025 will be necessary for it to meet its funding goal.

However, the amount of the actual contribution is contingent on various factors, including the actual rate of return on the plan assets during 2025 and the December 31, 2025 discount rate.
The components of net pension expense and the assumptions used to determine the end-of-year projected benefit obligation and net pension expense in aggregate at December 31, 2024, 2023 and 2022 are indicated below:

(in millions)	2024	2023	2022
Components of Net Pension Expense:
Service cost	$21.9	$21.1	$25.7
Interest cost	18.8	18.5	12.0
Expected return on plan assets	(24.1)	(21.6)	(22.3)
Recognized net actuarial loss	0.4	0.3	1.4
Net Pension Expense	$17.0	$18.3	$16.8
Assumptions Used to Determine End-of-Year Benefit Obligation:
Discount rate	5.70%	5.20%	5.60%
Rate of compensation increase	4.00	4.00	4.00
Cash balance interest crediting rate	4.20	5.14	4.75
Assumptions Used to Determine Net Pension Expense:
Discount rate	5.20%	5.60%	3.00%
Rate of compensation increase	4.00	4.00	4.00
Expected return on plan assets	7.25	6.75	5.75
Interest crediting rate	5.14	4.75	4.00
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
The overall objective of the plan is to achieve required long-term rates of return in order to meet future benefit payments. The component of the investment policy for the plan that has the most significant impact on returns is the asset mix. The asset mix has a minimum and maximum range depending on asset class. The plan assets are diversified to minimize the risk of large losses by any one or more individual assets. Such diversification is accomplished, in part, through the selection of asset mix and investment management. The asset allocation for the plan, by asset category, at December 31, 2024 and 2023 was as follows:

	2024	2023
Fixed income	45.7%	47.1%
Money market funds	4.3	1.8
U.S. equity	37.4	37.5
Foreign equity	12.6	13.6
For 2025, management expects the fixed income asset class to be approximately 50% of the portfolio. The target allocation for the equity asset classes is expected to be approximately 50% of the portfolio.
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

The pre-tax balance and activity of actuarial losses for the pension plan, which are included in other comprehensive income (loss), for 2024 are as follows:

(in millions)	Actuarial Loss
Balance at January 1	$33.0
Unrecognized net loss	(0.4)
Recognized as a component of net pension expense	(11.8)
Balance at December 31	$20.8
At December 31, 2024, anticipated benefit payments from the plan in future years are as follows:

(in millions)
2025	$34.9
2026	35.7
2027	36.4
2028	37.4
2029	38.4
2030-2034	196.2
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
Aggregate expense for all of the defined contribution savings plans amounted to $20.8 million, $19.7 million and $18.3 million in 2024, 2023 and 2022, respectively.
CME Non-Qualified Plans. CME maintains non-qualified plans, under which participants may make assumed investment choices with respect to amounts contributed on their behalf. Although not required to do so, CME invests such contributions in assets that mirror the assumed investment choices. The balances in these plans are subject to the claims of general creditors of the company and totaled $104.2 million and $101.3 million at December 31, 2024 and 2023, respectively. Although the value of the plans is recorded as an asset in marketable securities on the consolidated balance sheets, there is an equal and offsetting liability. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both investment income and compensation and benefits expense. The non-qualified plans include the following:
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
COMEX Members' Retirement Plan and Benefits. COMEX maintains a non-qualified retirement and benefit plan under the COMEX Members' Retirement Plan and Benefits plan (MRRP). This plan provides benefits to certain members of the COMEX division based on long-term membership, and participation is limited to individuals who were COMEX division members prior to NYMEX's acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of this acquisition. All benefits to be paid under the MRRP are based on reasonable actuarial assumptions, which are based upon the amounts that are available and are expected to be available to pay benefits. There were no contributions to the plan in 2024, 2023 and 2022. At December 31, 2024 and 2023, the obligation for the MRRP totaled $7.3 million and $8.7 million, respectively. Assets with a fair value of $9.0 million and $10.8 million have been allocated to this plan at December 31, 2024 and 2023, respectively, and are included in marketable securities and cash and cash equivalents on the consolidated balance sheets. The balances in this plan are subject to the claims of general creditors of COMEX.

11. LEASES
Leases. The company has operating leases for datacenters and corporate offices. The operating leases have remaining lease terms of up to 13 years, some of which include options to extend or renew the leases for up to an additional five years, and some of which include options to early terminate the leases in less than 12 months. Management evaluates the exercisability of these options at least quarterly in order to determine whether the contract term must be reassessed. For a small number of the leases, primarily the international locations, management's approach is to enter into short-term leases for a lease term of 12 months or less in order to provide for greater flexibility in the local environment. For certain office spaces, the company has entered into arrangements to sublease excess space to third parties, while the original lease contract remains in effect with the landlord.
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
The components of lease costs were as follows for the years ended December 31, 2024 and 2023:

(in millions)	2024	2023
Operating lease expense:
Operating lease cost	$51.4	$55.1
Short-term lease cost	0.4	0.4
Total operating lease expense included in other expense	$51.8	$55.5

Finance lease expense:
Interest expense	$2.2	$2.5
Depreciation expense	8.7	8.7
Total finance lease expense	$10.9	$11.2

Sublease revenue included in other revenue	$9.8	$9.8
Supplemental cash flow information related to leases was as follows for years ended December 31, 2024 and 2023:

(in millions)	2024	2023
Cash outflows for operating leases	$73.7	$66.2
Cash outflows for finance leases	17.4	17.2
Supplemental balance sheet information related to leases was as follows as of December 31, 2024 and 2023:
Operating leases

(in millions)	2024	2023
Operating lease right-of-use assets	$231.1	$272.0

Operating lease liabilities:
Other current liabilities	$44.7	$46.7
Other liabilities	289.3	344.0
Total operating lease liabilities	$334.0	$390.7

Weighted average remaining lease term (in months)	106	114
Weighted average discount rate	4.2%	3.8%

Finance leases

(in millions)	2024	2023
Finance lease right-of-use assets	$54.2	$62.8

Finance lease liabilities:
Other current liabilities	$8.7	$8.4
Other liabilities	50.7	59.4
Total finance lease liabilities	$59.4	$67.8

Weighted average remaining lease term (in months)	75	87
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of December 31, 2024 for operating and finance leases:

(in millions)	Operating Leases
2025	$58.0
2026	52.6
2027	50.1
2028	49.1
2029	35.1
Thereafter	153.7
Total lease payments	398.6
Less: imputed interest	(64.6)
Present value of lease liability	$334.0

(in millions)	Finance Lease
2025	$17.5
2026	17.6
2027	17.8
2028	17.9
2029	18.1
Thereafter	22.9
Total lease payments	111.8
Less: imputed interest	(52.4)
Present value of lease liability	$59.4
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
A putative class action complaint was filed January 15, 2014 in the Circuit Court of Cook County, Chancery Division, against CME Group Inc. and the Board of Trade of the City of Chicago, Inc. The plaintiffs, certain Class B shareholders of CME Group and Class B members of CBOT, allege breach of contract and breach of the implied covenant of good faith and fair dealing for violations of their core rights granted in the defendants’ respective Certificates of Incorporation. On December 2, 2021, the court granted the plaintiffs’ motion for certification of a damages-only class. In early 2024, the defendants moved for summary judgment on all claims. The court heard oral argument on that motion on January 31, 2025. Should the case proceed past summary judgment in whole or in part, the Court has set the matter for a jury trial starting on July 7, 2025. Plaintiffs have produced an expert report estimating damages through June 30, 2023, and claiming that additional damages in an unspecified amount continue to accrue on a daily basis through final judgment. The defendants believe that the damages report is invalid under Illinois law and on that basis have filed a motion to exclude the expert from offering an opinion at trial and a motion to decertify the class. Given the uncertainty of factors that may potentially affect the resolution of the matter, at this time the company is unable to estimate the reasonably possible loss or range of reasonably possible losses in the unlikely event it were found to be liable at trial. Based on its investigation to date, the company believes that it has strong factual and legal defenses to the claims.
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
No accrual was required for contingent legal and regulatory matters as none were probable and estimable as of December 31, 2024 and 2023.
Intellectual Property Indemnifications. Certain agreements with customers and other third parties related to accessing the CME Group platforms, utilizing market data services and licensing CME SPAN and SPAN 2 software may contain indemnifications from intellectual property claims that may be made against them as a result of their use of the applicable products and/or services. The potential future claims relating to these indemnifications cannot be estimated and therefore no liability has been recorded.
13. GUARANTEES
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through May 2025. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period after May 2025 unless either party provides advance notice of its intent to terminate. CME can maintain collateral in the form of irrevocable standby letters of credit. At December 31, 2024, CME was contingently liable to SGX on irrevocable letters of credit totaling $400.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. Management has assessed the fair value of the company's guarantee liability under this mutual offset agreement by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at December 31, 2024.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund has an aggregate maximum payment amount of $100.0 million. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If payments to participants were to exceed this amount, payments would be pro-rated. Clearing firms and customers must register in advance with the company and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is nominal and therefore has not recorded any liability at December 31, 2024.

14. CAPITAL STOCK
Shares Outstanding. The following table presents information regarding capital stock:

	December 31,
(in thousands)	2024	2023
Preferred stock authorized	10,000	10,000
Preferred stock issued and outstanding	4,584	4,584
Class A common stock authorized	1,000,000	1,000,000
Class A common stock issued and outstanding	359,602	359,231
Class B-1 common stock authorized, issued and outstanding	0.6	0.6
Class B-2 common stock authorized, issued and outstanding	0.8	0.8
Class B-3 common stock authorized, issued and outstanding	1.3	1.3
Class B-4 common stock authorized, issued and outstanding	0.4	0.4
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

Awards totaling 25.9 million shares have been granted and are outstanding or have been exercised under this plan at December 31, 2024 (See note 15 for further discussion).
Director Stock Plan. CME Group has adopted a Director Stock Plan under which awards are made to non-executive directors as part of their annual compensation. Effective May 4, 2022, the number of Class A available shares reserved under the plan was increased from 625,000 to 725,000, and approximately 488,223 shares have been awarded through December 31, 2024.
Employee Stock Purchase Plan. CME Group has adopted an Employee Stock Purchase Plan (ESPP) under which employees may purchase Class A shares at 90% of the market value of the shares using after-tax payroll deductions. Effective May 4, 2022, the number of Class A shares reserved under the plan was increased from 500,000 to 800,000, of which approximately 510,567 shares have been purchased through December 31, 2024 (See note 15 for further discussion).
Share Repurchase Program. In December 2024, the Board of Directors approved a share repurchase program, which authorizes the company to repurchase up to $3.0 billion of CME Group Class A common stock at prevailing market prices. As of December 31, 2024, there have been no shares repurchased under this program.
The timing of any repurchases and the number of shares repurchased under the share repurchase program are within the discretion of CME Group and may be affected by various factors, including general market and economic conditions; the market price of the Class A common stock; CME Group’s earnings, financial condition, capital requirements and levels of indebtedness; legal requirements; and other considerations. The share repurchase program has no expiration date, does not obligate CME Group to acquire any particular amount of Class A common stock and may be modified, suspended or terminated at any time.
15. STOCK-BASED PAYMENTS
CME Group adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 40.2 million Class A shares have been reserved for awards under the plan. Awards totaling 25.9 million shares have been granted and are outstanding or have been exercised under the plan as of December 31, 2024. Awards granted generally vest over a four-year period, with 25% vesting one year after the grant date and on that same date in each of the following three years.
Total compensation expense for all stock-related awards (including ESPP) and total income tax benefit recognized on the consolidated statements of income for these awards at December 31, 2024, 2023 and 2022 were as follows:

(in millions)	2024	2023	2022
Compensation expense	$90.4	$83.7	$84.8
Income tax benefit recognized	19.2	14.2	13.2
At December 31, 2024, there was $139.6 million of total unrecognized compensation expense related to employee stock-based compensation arrangements that had not yet vested. The total unrecognized expense is expected to be recognized over a weighted average period of 2.2 years.
In 2024, the company granted 342,716 shares of restricted Class A common stock and restricted stock units with respect to 12,812 shares of Class A common stock. Restricted common stock and restricted stock units generally have a vesting period of two to four years. The fair value related to these grants was $77.7 million, which is recognized as compensation expense on an accelerated basis over the vesting period. Dividends are accrued on restricted Class A common stock and restricted stock units and are paid once the restricted stock vests. In 2024, the company also granted 129,381 performance shares. The fair value related to these grants was $33.4 million, which is recognized as compensation expense on a straight-lined basis over the vesting period. The vesting of these shares is contingent on meeting stated performance or market conditions, generally measured over a three-year period.
The following table summarizes restricted stock, restricted stock units and performance shares activity for 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	1,099,880	$204
Granted	484,909	229
Vested	(314,695)	204
Cancelled	(182,736)	208
Outstanding at December 31, 2024	1,087,358	219

The total fair value of restricted stock, restricted stock units and performance shares that vested during 2024, 2023 and 2022 was $61.4 million, $49.6 million and $52.2 million, respectively.
Under the ESPP, eligible employees may acquire shares of Class A common stock using after-tax payroll deductions made during consecutive offering periods of approximately six months in duration. Shares are purchased at the end of each offering period at a price of 90% of the closing price of the Class A common stock as reported on the Nasdaq Global Select Market. Compensation expense is recognized on the dates of purchase for the discount from the closing price. In 2024, 2023 and 2022, a total of 37,466, 40,960 and 41,722 shares, respectively, of Class A common stock were issued to participating employees. These shares are subject to a six-month holding period. Annual expense of $0.8 million for the purchase discount was recognized in 2024, 2023 and 2022.
Non-executive directors receive an annual award of Class A common stock with a value equal to $145,000. Non-executive directors could also elect to receive some or all of the cash portion of their annual stipend, up to $95,000, in shares of stock based on the closing price at the date of distribution. As a result, 18,901 shares, 19,966 shares and 18,836 shares of Class A common stock were issued to non-executive directors during 2024, 2023 and 2022, respectively. These shares are not subject to any vesting restrictions. Expense of $3.6 million related to these stock-based payments was recognized for the years ended December 31, 2024, 2023 and 2022.
16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2023	$(0.4)	$(23.4)	$62.0	$(93.8)	$(55.6)
Other comprehensive income before reclassifications and income tax benefit (expense)	0.2	12.2	—	(61.0)	(48.6)
Amounts reclassified from accumulated other comprehensive income	—	0.1	(3.6)	2.2	(1.3)
Income tax benefit (expense)	(0.1)	(3.0)	0.9	2.2	—
Net current period other comprehensive income	0.1	9.3	(2.7)	(56.6)	(49.9)
Balance at December 31, 2024	$(0.3)	$(14.1)	$59.3	$(150.4)	$(105.5)

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2022	$(0.9)	$(22.8)	$64.7	$(174.3)	$(133.3)
Other comprehensive income before reclassifications and income tax benefit (expense)	0.6	(0.9)	—	70.8	70.5
Amounts reclassified from accumulated other comprehensive income	—	0.1	(3.6)	9.7	6.2
Income tax benefit (expense)	(0.1)	0.2	0.9	—	1.0
Net current period other comprehensive income	0.5	(0.6)	(2.7)	80.5	77.7
Balance at December 31, 2023	$(0.4)	$(23.4)	$62.0	$(93.8)	$(55.6)

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2021	$1.1	$(34.8)	$66.1	$21.1	$53.5
Other comprehensive income before reclassifications and income tax benefit (expense)	(2.7)	14.9	—	(195.4)	(183.2)
Amounts reclassified from accumulated other comprehensive income	—	1.2	(1.9)	—	(0.7)
Income tax benefit (expense)	0.7	(4.1)	0.5	—	(2.9)
Net current period other comprehensive income	(2.0)	12.0	(1.4)	(195.4)	(186.8)
Balance at December 31, 2022	$(0.9)	$(22.8)	$64.7	$(174.3)	$(133.3)
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
Recurring Fair Value Measurements. Financial assets recorded at fair value on the consolidated balance sheets as of December 31, 2024 and 2023 were classified in their entirety based on the lowest level of input that was significant to each asset's fair value measurement.
Financial Instruments Measured at Fair Value on a Recurring Basis:

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$8.8	$—	$—	$8.8
Mutual funds	104.2	—	—	104.2
Equity securities	0.2	—	—	0.2
Total Marketable Securities	113.2	—	—	113.2
Total Assets at Fair Value	$113.2	$—	$—	$113.2

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$10.2	$—	$—	$10.2
Mutual funds	101.3	—	—	101.3
Equity securities	0.2	—	—	0.2
Total Marketable Securities	111.7	—	—	111.7
Total Assets at Fair Value	$111.7	$—	$—	$111.7
Non-Recurring Fair Value Measurements. During 2024, the company recognized net unrealized losses of $6.6 million on equity investments without readily determinable fair value. The fair value of these investments were estimated to be $11.6 million at December 31, 2024. This fair value assessments were based on quantitative factors, including observable price changes. The fair value measurements of these investments are considered level 3 and non-recurring. This investment is included in other assets on the consolidated balance sheet.
Fair Values of Debt Notes. The following presents the estimated fair values of short-term and long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below are classified as level 2 under the fair value hierarchy and were estimated using quoted market prices in inactive markets.
At December 31, 2024, the fair values were as follows:

(in millions)	Fair Value	Level
$750.0 million fixed rate notes due March 2025	$747.0	Level 2
$500.0 million fixed rate notes due June 2028	487.1	Level 2
$750.0 million fixed rate notes due March 2032	646.4	Level 2
$750.0 million fixed rate notes due September 2043	752.4	Level 2
$700.0 million fixed rate notes due June 2048	581.1	Level 2
18. SEGMENT REPORTING
The company's business is conducted through one reportable business segment, CME Group consolidated. The company has one operating segment as this is the level at which resource allocation and operating decisions regarding company performance are evaluated and determined by the senior leadership team.
The company’s chief operating decision maker (CODM) is the senior leadership team that includes the Chairman and Chief Executive Officer, Chief Information Officer, Senior Managing Director Global Head of Fixed Income, President and Chief Financial Officer, Senior Managing Director and General Counsel, Senior Managing Director Global Head Equities, FX, and Alternative Products, Chief Human Resources Officer, Senior Managing Director Global Head of Commodities Markets, Chief Operating Officer and Global Head of Clearing, Chief Transformation Officer, and Chief Commercial Officer. The members of the senior leadership team represent a cross-functional group of management, which evaluates the company’s operating results in order to evaluate performance and make decisions about the company’s operating matters.
The CODM reviews the financial results of CME Group consolidated on an ongoing basis throughout the year. As a single segment, the segment profitability measure is consolidated net income. Consolidated net income informs key operating decisions as made by the CODM, which include bonus allocation, discretionary share-based awards, liquidity and cash needs, new product development, existing product expansion, and product discontinuation. Consolidated net income is deemed the best indicator of segment performance. Segment assets are not reported to, or used by, the CODM to allocate resources or to assess performance.
The CODM evaluates current period consolidated net income performance as compared to prior periods, budgeted results, and forecasts. The CODM reviews consolidated revenues as disaggregated by the following: clearing and transaction fees as a combination of rate per contract and average daily volume for each major asset class, market data fee revenue, and other revenue. The significant expense categories are consistent with those presented on the face of the consolidated statements of income. The components of non-operating income are also reviewed by the CODM. It is noted that the level of financial information provided to the CODM is consistent with the financial statement line items as disclosed in our consolidated statements of income.

19. EARNINGS PER SHARE
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
Anti-dilutive stock awards were as follows for the years presented:

(in thousands)	2024	2023	2022
Stock awards	89	455	158
Total	89	455	158
The following table presents the earnings per share calculation for the years presented:

	2024	2023	2022
Net Income Attributable to CME Group (in millions)	$3,525.8	$3,226.2	$2,691.0
Less: Preferred stock dividends	(47.7)	(44.2)	(38.9)
Less: (Undistributed earnings) overdistributed earnings allocated to preferred stock	3.4	3.6	5.1
Net Income Attributable to Common Shareholders of CME Group	$3,481.5	$3,185.6	$2,657.2

Weighted Average Common Shares Outstanding (in thousands):
Basic	359,389	359,023	358,713
Effect of stock options and stock awards	555	477	468
Diluted	359,944	359,500	359,181
Earnings per Common Share Attributable to Common Shareholders of CME Group:
Basic	$9.69	$8.87	$7.41
Diluted	9.67	8.86	7.40
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
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, the company's management, including the company's Chief Executive Officer and Chief Financial Officer, have evaluated the company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fourth quarter of 2024, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2024. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the board of directors.
Based on this assessment, management believes that, as of December 31, 2024, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP (PCAOB ID 42), an independent registered public accounting firm, as stated in the report on page 87.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CME Group Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CME Group Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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

Uncertain Tax Positions
Description of the Matter
As discussed in Note 9 to the consolidated financial statements, the Company had unrecognized income tax benefits of $251.6 million related to uncertain tax positions as of December 31, 2024. Uncertainty in a tax position may arise due to the application of complex tax regulations. The Company uses significant judgment to (1) determine whether, based on the technical merits, the tax position is more likely than not to be sustained upon examination and (2) measure the amount of the tax benefit that qualifies for recognition.

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
February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CME Group Inc.

Opinion on Internal Control Over Financial Reporting
We have audited CME Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CME Group Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Chicago, Illinois
February 27, 2025

ITEM 9B.    OTHER INFORMATION
During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
We have adopted an insider trading policy governing the purchase, sale and other dispositions of the Company's securities by the Company's directors, officers and employees, as well as by the Company itself. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. Our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of CME Group’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 8, 2025, to be filed by CME Group with the SEC pursuant to Regulation 14A within 120 days after December 31, 2024 (Proxy Statement). Additional information called for by this item is contained in Item 1 of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."
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
EQUITY COMPENSATION PLAN INFORMATION
We currently maintain the following equity compensation plans: CME Group Inc. Amended and Restated Omnibus Stock Plan, CME Group Inc. Director Stock Plan and CME Group Inc. Amended and Restated Employee Stock Purchase Plan. We do not maintain any equity compensation plans not approved by shareholders. A description of each of these plans and the number of shares authorized and available for future awards is included in note 15 of the notes to consolidated financial statements. The numbers in the following table are as of December 31, 2024.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	14,815,109
Equity compensation plans not approved by security holders	—	—	—
Total	—		14,815,109

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of CME Group's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 8, 2025.

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
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2024 and 2023
Consolidated Statements of Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Equity for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K:
CME Group Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2024, 2023 and 2022
(dollars in millions)

	Balance at beginning of year	Charged (credited) to costs and expenses	Other(1)	Balance at end of year
Year Ended December 31, 2024
Allowance for doubtful accounts	$7.1	$2.1	$(0.2)	$9.0
Allowance for deferred tax assets	0.4	(0.4)	—	—
Year Ended December 31, 2023
Allowance for doubtful accounts	$8.1	$0.6	$(1.6)	$7.1
Allowance for deferred tax assets	0.4	—	—	0.4
Year Ended December 31, 2022
Allowance for doubtful accounts	$5.6	$3.9	$(1.4)	$8.1
Allowance for deferred tax assets	0.6	—	(0.2)	0.4
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

10.1(1)
CME Group Inc. Fourth Amended and Restated Omnibus Stock Plan, amended and restated as of March 1, 2024 (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on March 7, 2024).

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

10.14
Amendment No. 8 to Credit Agreement, dated as of April 24, 2024, among Chicago Mercantile Exchange Inc., Bank of America, N.A., in its capacity as administrative agent, Citibank, N.A., in its capacity as collateral agent and collateral monitoring agent, and the banks party thereto. The Amended Credit Agreement, as amended through Amendment No. 8, among Chicago Mercantile Exchange Inc., each of the banks party thereto, Bank of America, N.A., in its capacity as administrative agent, and Citibank, N.A., in its capacity as collateral agent and collateral monitoring agent, is attached as Annex A to Amendment No. 8 (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 25, 2024).

10.15(1)	Form of Equity Grant Letter for Restricted Shares (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 10-Q, filed with the SEC on November 3, 2021).

10.16(1)	Form of Equity Grant Letter for Annual Grant of Performance Shares (incorporated by reference to Exhibit 10.1(1) to CME Group Inc.’s Form 10-Q, filed with the SEC on November 1, 2023)

Exhibit Number	Description of Exhibit
10.17
Credit Agreement, dated as of November 12, 2021, among CME Group Inc., certain lenders, agents, arrangers, bookrunners, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on November 16, 2021).

10.18(2)
License Agreement, dated June 29, 2012, between Standard & Poor’s Financial Services LLC and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.5 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 3, 2022).

10.19(1)	CME Group Inc. Severance Plan, as amended and restated, effective March 7, 2023 (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on March 10, 2023).

10.20(1)
CME Group Inc. Annual Incentive Plan, as amended and restated effective as of October 2, 2023 (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Form 8-K, filed with the SEC on November 13, 2023).

10.22(1)
Amended and Restated Agreement, effective as of November 6, 2024, between CME Group Inc. and Terrence A. Duffy (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on November 7, 2024).

19.1(2)*	CME Group Inc. Personal Trading Policy.

21.1*	List of Subsidiaries of CME Group Inc.

23.1*	Consent of Ernst & Young LLP.

31.1*	Section 302—Certification of Terrence A. Duffy.

31.2*	Section 302—Certification of Lynne Fitzpatrick.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	CME Group Inc. Compensation Recoupment Policy for Executive Officers effective as of October 2, 2023.

101	The following materials from CME Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from CME Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL.

_______________

*	Filed herewith.
(1)Management contract or compensatory plan or arrangement.
(2)Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 27th day of February, 2025.

CME Group Inc.

By:	/S/ LYNNE FITZPATRICK
Lynne Fitzpatrick Senior Managing Director, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, in the City of Chicago and State of Illinois on the 27th day of February, 2025.

Signature	Title

/S/ TERRENCE A. DUFFY	Chairman of the Board, Director and Chief Executive Officer
Terrence A. Duffy

/S/ LYNNE FITZPATRICK	Senior Managing Director, President and Chief Financial Officer
Lynne Fitzpatrick

/S/ JACK TOBIN	Managing Director and Chief Accounting Officer
Jack Tobin

/S/ KATHRYN BENESH	Director
Kathryn Benesh

/S/ TIMOTHY S. BITSBERGER	Director
Timothy S. Bitsberger

/S/ CHARLES P. CAREY	Director
Charles P. Carey

/S/ ELIZABETH A. COOK	Director
Elizabeth A. Cook

/S/ BRYAN T. DURKIN	Director
Bryan T. Durkin

/S/ HAROLD FORD JR.	Director
Harold Ford Jr.

/S/ MARTIN J. GEPSMAN	Director
Martin J. Gepsman

/S/ LARRY G. GERDES	Director
Larry G. Gerdes

/S/ DANIEL R. GLICKMAN	Director
Daniel R. Glickman

/S/ WILLIAM W. HOBERT	Director
William W. Hobert

/S/ DANIEL G. KAYE	Director
Daniel G. Kaye

/S/ PHYLLIS M. LOCKETT	Director
Phyllis M. Lockett

/S/ DEBORAH J. LUCAS	Director
Deborah J. Lucas

/S/ PATRICK W. MALONEY	Director
Patrick W. Maloney

/S/ PATRICK J. MULCHRONE	Director
Patrick J. Mulchrone

/S/ TERRY L. SAVAGE	Director
Terry L. Savage

/S/ RAHAEL SEIFU	Director
Rahael Seifu

/S/ WILLIAM R. SHEPARD	Director
William R. Shepard

/S/ HOWARD J. SIEGEL	Director
Howard J. Siegel

/S/ DENNIS A. SUSKIND	Lead Director
Dennis A. Suskind

/S/ ROBERT J. TIERNEY JR.	Director
Robert J. Tierney Jr.