Form 10-Q
period 2025-03-31
CME GROUP INC.
filed 2025-04-30
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
                                                 Yes   ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of April 9, 2025 was as follows: 360,356,107 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 27, 2025 and Item 1A. in Part II of this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,405.3	$2,892.4
Marketable securities	113.9	113.2
Accounts receivable, net of allowance of $8.7 and $9.0	770.2	573.1
Other current assets (includes $6.3 and $6.3 in restricted cash)	461.5	559.4
Performance bonds and guaranty fund contributions	120,694.5	98,895.4
Total current assets	123,445.4	103,033.5
Property, net of accumulated depreciation and amortization of $955.5 and $1,024.3	371.2	386.2
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,773.2	2,821.6
Goodwill	10,499.5	10,486.9
Other assets	3,567.0	3,543.5
Total Assets	$157,831.6	$137,447.0

Liabilities and Equity
Current Liabilities:
Accounts payable	$100.2	$79.9
Short-term debt	—	749.8
Other current liabilities	625.5	2,588.8
Performance bonds and guaranty fund contributions	120,694.5	98,895.4
Total current liabilities	121,420.2	102,313.9
Long-term debt	3,419.4	2,678.2
Deferred income tax liabilities, net	5,240.1	5,246.8
Other liabilities	721.2	721.2
Total Liabilities	130,800.9	110,960.1

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of March 31, 2025 and December 31, 2024; 4,584 issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at March 31, 2025 and December 31, 2024; 359,646 and 359,602 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	22,416.0	22,403.0
Retained earnings	4,685.9	4,185.8
Accumulated other comprehensive income (loss)	(74.8)	(105.5)
Total CME Group Shareholders’ Equity	27,030.7	26,486.9
Total Liabilities and Equity	$157,831.6	$137,447.0

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended
	March 31,
	2025	2024
Revenues
Clearing and transaction fees	$1,337.3	$1,208.9
Market data and information services	194.5	175.4
Other	110.5	103.6
Total Revenues	1,642.3	1,487.9
Expenses
Compensation and benefits	206.7	206.0
Technology	65.7	59.4
Professional fees and outside services	28.5	33.1
Amortization of purchased intangibles	55.2	55.2
Depreciation and amortization	27.3	30.1
Licensing and other fee agreements	96.6	87.9
Other	54.3	56.6
Total Expenses	534.3	528.3
Operating Income	1,108.0	959.6

Non-Operating Income (Expense)
Investment income	892.7	1,071.3
Interest and other borrowing costs	(41.7)	(39.9)
Equity in net earnings of unconsolidated subsidiaries	88.2	87.2
Other non-operating income (expense)	(802.4)	(964.8)
Total Non-Operating Income (Expense)	136.8	153.8
Income before Income Taxes	1,244.8	1,113.4
Income tax provision	288.6	258.2
Net Income	$956.2	$855.2
Net Income Attributable to Common Shareholders of CME Group	$944.2	$844.4

Earnings per Share Attributable to Common Shareholders of CME Group:
Basic	$2.63	$2.35
Diluted	2.62	2.35
Weighted Average Number of Common Shares:
Basic	359,613	359,258
Diluted	360,227	359,833
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended
	March 31,
	2025	2024
Net income	$956.2	$855.2
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	0.2	—
Investment securities, net	0.2	—
Defined benefit plans:
Net change in defined benefit plans arising during the period	(1.2)	(5.9)
Income tax benefit (expense)	0.3	1.5
Defined benefit plans, net	(0.9)	(4.4)
Derivative investments:
Reclassification of net unrealized (gains) losses to interest expense and other non-operating income (expense)	(0.9)	(0.9)
Income tax benefit (expense)	0.2	0.2
Derivative investments, net	(0.7)	(0.7)
Foreign currency translation:
Foreign currency translation adjustments	35.6	(25.4)
Income tax benefit (expense)	(3.5)	—
Foreign currency translation, net	32.1	(25.4)
Other comprehensive income (loss), net of tax	30.7	(30.5)
Comprehensive income	$986.9	$824.7
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at December 31, 2024	4,584	359,602	3	$22,406.6	$4,185.8	$(105.5)	$26,486.9
Net income					956.2		956.2
Other comprehensive income (loss)						30.7	30.7
Dividends on common and preferred stock of $1.25 per share					(456.1)		(456.1)
Vesting of issued restricted Class A common stock		44		(8.2)			(8.2)
Stock-based compensation				21.2			21.2
Balance at March 31, 2025	4,584	359,646	3	$22,419.6	$4,685.9	$(74.8)	$27,030.7

	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at December 31, 2023	4,584	359,231	3	$22,338.3	$4,455.2	$(55.6)	$26,737.9
Net income					855.2		855.2
Other comprehensive income (loss)						(30.5)	(30.5)
Dividends on common stock and preferred stock of $1.15 per share					(419.3)		(419.3)
Vesting of issued restricted Class A common stock		91		(12.4)			(12.4)
Stock-based compensation				23.3			23.3
Balance at March 31, 2024	4,584	359,322	3	$22,349.2	$4,891.1	$(86.1)	$27,154.2
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Quarter Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$956.2	$855.2
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	21.2	23.3
Amortization of purchased intangibles	55.2	55.2
Depreciation and amortization	27.3	30.1
Net realized and unrealized (gains) losses on investments	(2.6)	(2.5)
Deferred income taxes	(7.4)	(7.4)
Change in:
Accounts receivable	(196.8)	(93.4)
Other current assets	—	464.0
Other assets	16.5	(0.2)
Accounts payable	20.3	20.5
Income taxes payable	280.9	151.4
Other current liabilities	(57.1)	(605.3)
Other liabilities	(2.8)	(1.8)
Other	5.7	3.6
Net Cash Provided by Operating Activities	1,116.6	892.7

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	3.6	1.7
Purchases of available-for-sale marketable securities	(3.0)	(1.2)
Purchases of property, net	(14.2)	(19.8)
Investments in privately-held equity investments	(2.4)	(3.5)
Net Cash Used in Investing Activities	(16.0)	(22.8)

Cash Flows from Financing Activities
Proceeds from debt, net of issuance costs	742.3	—
Repayment of debt	(750.0)	—
Cash dividends	(2,567.4)	(2,328.4)
Change in performance bond and guaranty fund contributions	21,799.1	4,281.4
Employee taxes paid on restricted stock vesting	(8.2)	(12.3)
Other	(4.4)	(4.3)
Net Cash Provided by Financing Activities	19,211.4	1,936.4

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Quarter Ended March 31,
	2025	2024
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$20,312.0	$2,806.3
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	101,794.1	93,109.7
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	$122,106.1	$95,916.0

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents:
Cash and cash equivalents	$1,405.3	$1,436.9
Short-term restricted cash	6.3	5.2
Restricted cash and restricted cash equivalents (performance bonds and guaranty fund contributions)	120,694.5	94,473.9
Total	$122,106.1	$95,916.0

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$12.7	$114.8
Interest paid	41.1	41.1

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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the company at March 31, 2025 and December 31, 2024 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (SEC) on February 27, 2025.
2. Revenue Recognition
The company generates revenue from customers from the following sources:
Clearing and transaction fees. Clearing and transaction fees include per-contract charges for trade matching, clearing, trading on the company's electronic trading platforms, portfolio reconciliation and compression services, risk mitigation, and other fees. Clearing and transaction fees are assessed upfront at the time of trade execution. As such, the company recognizes the majority of the fee revenue upon successful execution of the trade. The minimal remaining portion of the fee revenue related to settlement activities performed after trade execution is recognized over the short-term period that the contract is outstanding, based on management’s estimates of the average contract lifecycle. These estimates are based on various assumptions to approximate the amount of fee revenue to be attributed to services performed through contract settlement, expiration, or termination. For cleared trades, these assumptions include the average number of days that a contract remains in open interest, contract turnover, average revenue per day, and the number of contracts remaining in open interest at the end of each period.
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

The following table represents a disaggregation of revenue from contracts with customers by product line for the quarters ended March 31, 2025 and 2024:

	Quarter Ended March 31,
(in millions)	2025	2024
Interest rates	$436.3	$410.3
Equity indexes	304.2	268.1
Foreign exchange	53.4	47.2
Agricultural commodities	164.3	132.0
Energy	216.4	196.2
Metals	70.9	64.0
BrokerTec fixed income	35.9	37.8
EBS foreign exchange	35.1	31.3
Interest rate swap	20.8	22.0
Total clearing and transaction fees	1,337.3	1,208.9
Market data and information services	194.5	175.4
Other	110.5	103.6
Total revenues	$1,642.3	$1,487.9

Timing of Revenue Recognition
Services transferred at a point in time	$1,309.1	$1,183.9
Services transferred over time	328.2	299.5
One-time charges and miscellaneous revenues	5.0	4.5
Total revenues	$1,642.3	$1,487.9
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis upon commencement of services under the customer contract. These upfront customer payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the first quarter of 2025 were not materially impacted by any other factors. The balance of contract liabilities was $59.8 million and $15.6 million as of March 31, 2025 and December 31, 2024, respectively.
3. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contribution Reinvestment. CME reinvests cash performance bonds and guaranty fund contributions and distributes a portion of the interest earned back to the clearing firms. The reinvestment of cash can include certain commercial and central bank deposits, government securities, reverse repurchase agreements, and money market funds. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to maintain cash accounts at the Federal Reserve Bank of Chicago. At March 31, 2025, CME maintained $108.0 billion within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets. Cash performance bonds and guaranty fund contributions are included as restricted cash and restricted cash equivalents on the consolidated statements of cash flows.
In the first quarter of 2025 and 2024, earnings from cash performance bond and guaranty fund contributions were $873.6 million and $1,036.7 million, respectively. In the first quarter of 2025 and 2024, expenses related to the distribution of interest earned on collateral reinvestments were $804.8 million and $967.4 million, respectively. The earnings from cash performance bonds and guaranty fund contributions are included in investment income and the expense related to the distribution of interest earned is included in other non-operating income (expense) on the consolidated statements of income.
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
During the first quarter of 2025, the clearing house transferred an average of approximately $7.0 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. Management has assessed the fair value of the company’s settlement guarantee liability by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at March 31, 2025 and December 31, 2024. The company does not have a history of significant losses recognized on performance bond collateral as posted by our clearing members, and management currently does not anticipate any future credit losses on its performance bond assets. Accordingly, the company has not provided an allowance for credit losses on these performance bond deposits, nor has it recorded any liabilities to reflect an allowance for credit losses related to our off-balance sheet credit exposures and guarantees.
4. Intangible Assets and Goodwill
Intangible assets consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$4,694.4	$(2,392.0)	$2,302.4	$4,683.5	$(2,334.4)	$2,349.1
Technology-related intellectual property	62.5	(62.5)	—	62.5	(62.5)	—
Other	72.2	(51.4)	20.8	71.1	(48.6)	22.5
Total amortizable intangible assets	$4,829.1	$(2,505.9)	$2,323.2	$4,817.1	$(2,445.5)	$2,371.6

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,773.2			$2,821.6
Trading products (1)			$17,175.3			$17,175.3

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
Total amortization expense for intangible assets was $55.2 million for each of the quarters ended March 31, 2025 and 2024.
As of March 31, 2025, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2025	$166.8
2026	222.4
2027	221.1
2028	214.5
2029	214.5
2030	214.5
Thereafter	1,069.4

Goodwill activity consisted of the following for the periods ended March 31, 2025 and December 31, 2024:

(in millions)	Goodwill
Balance at December 31, 2023	$10,495.3
Foreign currency translation	(8.4)
Balance at December 31, 2024	10,486.9
Foreign currency translation	12.6
Balance at March 31, 2025	$10,499.5
5. Debt
In March 2025, the Company completed an offering of $750.0 million of its 4.4% fixed rate notes due March 2030 and also repaid the $750.0 million of 3% fixed rate notes due March 2025.
Short-term debt consisted of the following at March 31, 2025 and December 31, 2024:

(in millions)	March 31, 2025	December 31, 2024
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (1)	$—	$749.8
Total short-term debt	$—	$749.8
(1)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.11%.
Long-term debt consisted of the following at March 31, 2025 and December 31, 2024:

(in millions)	March 31, 2025	December 31, 2024
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	498.6	498.5
$750.0 million fixed rate notes due March 2030, stated rate of 4.4%	740.7	—
$750.0 million fixed rate notes due March 2032, stated rate of 2.65%	744.0	743.7
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (1)	744.4	744.3
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	691.7	691.7
Total long-term debt	$3,419.4	$2,678.2
(1)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.73%.
Long-term debt maturities, at par value, were as follows at March 31, 2025:

(in millions)	Par Value
2026	$—
2027	—
2028	500.0
2029	—
2030	750.0
Thereafter	2,200.0
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
A putative class action complaint was filed January 15, 2014 in the Circuit Court of Cook County, Chancery Division, against CME Group Inc. and the Board of Trade of the City of Chicago, Inc. The plaintiffs, certain Class B shareholders of CME Group and Class B members of CBOT, allege breach of contract and breach of the implied covenant of good faith and fair dealing for violations of their core rights granted in the defendants’ respective Certificates of Incorporation. On December 2, 2021, the court granted the plaintiffs’ motion for certification of a damages-only class. In early 2024, the defendants moved for summary judgment on all claims. On April 16, 2025, the court granted the motion in part and denied the motion in part, and set the remaining claims for a jury trial starting on July 7, 2025. Plaintiffs have produced an expert report estimating damages through June 30, 2023, and claiming that additional damages in an unspecified amount continue to accrue on a daily basis through final judgment. Given the uncertainty of factors that may potentially affect the resolution of the matter, at this time the company is unable to estimate the reasonably possible loss or range of reasonably possible losses in the unlikely event it were found to be liable at trial. Based on its investigation to date, the company believes that it has strong factual and legal defenses to the claims.
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
No accrual was required for contingent legal and regulatory matters as none were probable and estimable as of March 31, 2025 and December 31, 2024.
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
The components of lease costs were as follows:

	Quarter Ended March 31,
(in millions)	2025	2024
Operating lease expense:
Operating lease cost	$9.7	$13.0
Short-term lease cost	0.1	0.1
Total operating lease expense included in other expense	$9.8	$13.1

Finance lease expense:
Interest expense	$0.5	$0.6
Depreciation expense	2.2	2.2
Total finance lease expense	$2.7	$2.8

Sublease revenue included in other revenue	$2.9	$2.3

Supplemental cash flow information related to leases was as follows:

	Quarter Ended March 31,
(in millions)	2025	2024
Cash outflows for operating leases	$15.1	$15.2
Cash outflows for finance leases	4.4	4.3
Supplemental balance sheet information related to leases was as follows:
Operating leases

(in millions)	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$224.4	$231.1

Operating lease liabilities:
Other current liabilities	$43.5	$44.7
Other liabilities	276.3	289.3
Total operating lease liabilities	$319.8	$334.0

Weighted average remaining lease term (in months)	105	106
Weighted average discount rate	4.2%	4.2%
Finance leases

(in millions)	March 31, 2025	December 31, 2024
Finance lease right-of-use assets	$52.0	$54.2

Finance lease liabilities:
Other current liabilities	$8.8	$8.7
Other liabilities	48.5	50.7
Total finance lease liabilities	$57.3	$59.4

Weighted average remaining lease term (in months)	72	75
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of March 31, 2025 for operating and finance leases:

(in millions)	Operating Leases
Remainder of 2025	$43.2
2026	54.0
2027	46.9
2028	45.5
2029	35.9
2030	35.3
Thereafter	118.2
Total lease payments	379.0
Less: imputed interest	(59.2)
Present value of lease liability	$319.8

(in millions)	Finance Leases
Remainder of 2025	$13.1
2026	17.6
2027	17.8
2028	17.9
2029	18.1
2030	18.3
Thereafter	4.6
Total lease payments	107.4
Less: imputed interest	(50.1)
Present value of lease liability	$57.3
8. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through April 2025. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a two-year period after April 2025 unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of irrevocable, standby letters of credit. At March 31, 2025, CME was contingently liable to SGX on letters of credit totaling $400.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. Management has assessed the fair value of the company’s guarantee liability under this mutual offset agreement by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at March 31, 2025 and December 31, 2024.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company’s agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the Fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is nominal and therefore has not recorded any liability at March 31, 2025 and December 31, 2024.

9. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2024	$(0.3)	$(14.1)	$59.3	$(150.4)	$(105.5)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	0.2	(1.2)	—	35.6	34.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(0.9)	—	(0.9)
Income tax benefit (expense)	—	0.3	0.2	(3.5)	(3.0)
Net current period other comprehensive income (loss)	0.2	(0.9)	(0.7)	32.1	30.7
Balance at March 31, 2025	$(0.1)	$(15.0)	$58.6	$(118.3)	$(74.8)

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2023	$(0.4)	$(23.4)	$62.0	$(93.8)	$(55.6)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	—	(5.9)	—	(25.4)	(31.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(0.9)	—	(0.9)
Income tax benefit (expense)	—	1.5	0.2	—	1.7
Net current period other comprehensive income (loss)	—	(4.4)	(0.7)	(25.4)	(30.5)
Balance at March 31, 2024	$(0.4)	$(27.8)	$61.3	$(119.2)	$(86.1)
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

Recurring Fair Value Measurements. Financial assets and liabilities recorded at fair value on the consolidated balance sheet as of March 31, 2025 were classified in their entirety based on the lowest level of input that was significant to each asset and liability’s fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	March 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$8.5	$—	$—	$8.5
Mutual funds	105.1	—	—	105.1
Equity securities	0.3	—	—	0.3
Total Marketable Securities	113.9	—	—	113.9
Total Assets at Fair Value	$113.9	$—	$—	$113.9
Non-Recurring Fair Value Measurements. The company recognized an unrealized gain on investments of $1.4 million on an equity investment without readily determinable fair value during the first quarter of 2025. The fair value of this investment was estimated to be $10.2 million at March 31, 2025. This fair value assessment was based on quantitative factors, including observable price changes. The fair value measurement of this investment is considered level 3 and non-recurring. This investment is included in other assets on the consolidated balance sheet.
Fair Values of Debt Notes. The following presents the estimated fair values of short-term and long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below are classified as level 2 under the fair value hierarchy and were estimated using quoted market prices in inactive markets.
At March 31, 2025, the fair values were as follows:

(in millions)	Fair Value	Level
$500.0 million fixed rate notes due June 2028	493.7	Level 2
$750.0 million fixed rate notes due March 2030	749.7	Level 2
$750.0 million fixed rate notes due March 2032	659.1	Level 2
$750.0 million fixed rate notes due September 2043	749.1	Level 2
$700.0 million fixed rate notes due June 2048	589.3	Level 2

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

	Quarter Ended March 31,
(in thousands)	2025	2024
Stock awards	44	46
Total	44	46
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended March 31,
	2025	2024
Net Income (in millions)	$956.2	$855.2
Less: preferred stock dividends	(5.7)	(5.3)
Less: undistributed earnings allocated to preferred stock	(6.3)	(5.5)
Net Income Attributable to Common Shareholders of CME Group	$944.2	$844.4

Weighted Average Number of Common Shares (in thousands):
Basic	359,613	359,258
Effect of stock options, restricted stock and performance shares	614	575
Diluted	360,227	359,833
Earnings per Common Share Attributable to Common Shareholders of CME Group:
Basic	$2.63	$2.35
Diluted	2.62	2.35
12. Segment Reporting
The company's business is conducted through one reportable business segment, CME Group consolidated. The company has one operating segment as this is the level at which resource allocation and operating decisions regarding company performance are evaluated and determined by the senior leadership team.
The chief operating decision maker (CODM) reviews the financial results of CME Group consolidated on an ongoing basis throughout the year. As a single segment, the segment profitability measure is consolidated net income. Consolidated net income informs key operating decisions as made by the CODM, which include bonus allocation, discretionary share-based awards, liquidity and cash needs, new product development, existing product expansion, and product discontinuation. Consolidated net income is deemed the best indicator of segment performance. Segment assets are not reported to, or used by, the CODM to allocate resources or to assess performance.
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

13. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued. On April 14, 2025, S&P Global and CME Group announced the signing of a definitive agreement to sell OSTTRA, our 50% equity method investment, to investment funds managed by KKR & Co. Inc. OSTTRA is a provider of post-trade solutions for the OTC market. The carrying amount of the company's investment in OSTTRA was $1.2 billion including approximately $100.0 million of accumulated foreign currency translation adjustments at March 31, 2025. The terms of the deal for OSTTRA equaled total enterprise value at $3.1 billion, subject to customary purchase price adjustments, which will be divided evenly between S&P Global and CME Group pursuant to the 50/50 joint venture. The transaction is expected to close in the second half of 2025, subject to customary closing conditions and receipt of required regulatory approvals.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.
References in this discussion and analysis to “we” and “our” are to CME Group Inc. (CME Group) and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), the Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), and Commodity Exchange, Inc. (COMEX), collectively, unless otherwise noted.
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended March 31,
(dollars in millions, except per share data)	2025	2024	Change
Total revenues	$1,642.3	$1,487.9	10%
Total expenses	534.3	528.3	1
Operating margin	67.5%	64.5%
Non-operating income (expense)	$136.8	$153.8	(11)
Effective tax rate	23.2%	23.2%
Net income	$956.2	$855.2	12
Diluted earnings per common share	2.62	2.35	11
Cash flows from operating activities	1,116.6	892.7	25
Revenues

	Quarter Ended March 31,
(dollars in millions)	2025	2024	Change
Clearing and transaction fees	$1,337.3	$1,208.9	11%
Market data and information services	194.5	175.4	11
Other	110.5	103.6	7
Total Revenues	$1,642.3	$1,487.9	10
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

	Quarter Ended March 31,
	2025	2024	Change
Total contract volume (in millions)	1,815.8	1,608.0	13%
Clearing and transaction fees (in millions)	$1,245.5	$1,117.8	11
Average rate per contract	$0.686	$0.695	(1)

We estimate the following net change in clearing and transaction fees based on the change in total contract volume and the change in average rate per contract for futures and options during the first quarter of 2025 when compared with the same period in 2024.

(in millions)	Quarter Ended
Increase due to change in total contract volume	$142.5
Decrease due to change in average rate per contract	(14.8)
Net increase in clearing and transaction fees	$127.7
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

	Quarter Ended March 31,
(amounts in thousands)	2025	2024	Change
Average Daily Volume by Product Line:
Interest rates	15,029	13,839	9%
Equity indexes	7,997	6,856	17
Foreign exchange	1,149	984	17
Agricultural commodities	1,958	1,595	23
Energy	2,903	2,411	20
Metals	732	675	8
Aggregate average daily volume	29,768	26,360	13
Average Daily Volume by Venue:
CME Globex	27,733	23,986	16
Open outcry	881	1,332	(34)
Privately negotiated	1,154	1,042	11
Aggregate average daily volume	29,768	26,360	13
Electronic Volume as a Percentage of Total Volume	93%	91%
Market uncertainty remained high through the first quarter of 2025. Interest rate, equity and foreign exchange markets experienced significant uncertainty surrounding the potential economic impacts of anticipated and implemented tariffs and the effect they may have on the United States Federal Reserve’s (Federal Reserve) interest rate policy decision. The Federal Open Markets Committee (FOMC) had initially signaled the potential for several future rate cuts throughout 2025, but has since indicated a more cautious approach as a result of tariffs and the impact they may have on inflation. Market uncertainty also remained high within the energy, metals and agricultural commodities markets in the first quarter of 2025. mainly as a result of geopolitical events, including the anticipation and implementation of tariffs, as well as uncertain weather conditions in 2025. We believe these factors contributed to the increase in total volumes in the first quarter of 2025 when compared with the same period in 2024.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products.

	Quarter Ended March 31,
(amounts in thousands)	2025	2024	Change
SOFR futures and options:
Futures expiring within two years	2,929	2,661	10%
Options	1,340	2,004	(33)
Futures expiring beyond two years	1,152	926	24
U.S. Treasury futures and options:
10-Year	3,772	3,138	20
5-Year	2,195	1,954	12
2-Year	1,142	967	18
Treasury Bond	803	671	20
Ultra T-Bond	436	403	8
Federal Funds futures and options	401	414	(3)
In the first quarter of 2025, overall interest rate contract volume increased when compared with the same period in 2024, due to an increase in market volatility. We believe the higher volatility was a result of market uncertainty surrounding the Federal Reserve's interest rate policy decision as well as the potential economic impacts of anticipated and implemented tariffs. We believe these factors contributed to higher overall interest rate volume in the first quarter of 2025 when compared with the same period in 2024.
Equity Index and Cryptocurrency Products
The following table summarizes average daily contract volume for our key equity index and cryptocurrency products.

	Quarter Ended March 31,
(amounts in thousands)	2025	2024	Change
E-mini S&P 500 futures and options	4,522	4,075	11%
E-mini Nasdaq 100 futures and options	2,592	2,036	27
E-mini Russell 2000 futures and options	300	337	(11)
Bitcoin futures and options	104	53	95
Ether futures and options	94	29	n.m.
Equity index contract volume increased in the first quarter of 2025 when compared with the same period in 2024, due to higher overall equity market volatility. We believe higher market volatility was a result of economic uncertainty due to anticipated and implemented tariffs. In addition, we believe volume for our cryptocurrency products was higher as a result of the broader acceptance of cryptocurrency products across the globe. We believe these factors contributed to higher overall equity volume in the first quarter of 2025 when compared with the same period in 2024.

Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended March 31,
(amounts in thousands)	2025	2024	Change
Euro	301	257	17%
Japanese Yen	208	184	13
Canadian dollar	132	91	46
British Pound	128	114	12
Australian dollar	114	110	4
In the first quarter of 2025, overall foreign exchange volume increased when compared with the same period in 2024 due to higher market volatility. We believe the volatility is the result of economic uncertainty surrounding the potential economic impacts of anticipated and implemented tariffs has led to an overall increase in foreign exchange contract volume. We believe these factors contributed to higher overall foreign exchange contract volume in the first quarter of 2025 when compared with the same period in 2024.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended March 31,
(amounts in thousands)	2025	2024	Change
Corn	669	473	42%
Soybean	383	351	9
Wheat	266	214	24
Overall commodity contract volumes increased in the first quarter of 2025 when compared with the same period in 2024. We believe these increases were due to higher overall market volatility as a result of uncertainty surrounding the potential economic impacts of anticipated and implemented tariffs as well as continued uncertainty regarding the conflict between Russia and Ukraine. In addition, a change in market expectations regarding grain supplies as well as uncertain weather conditions in 2025 also led to an increase in market volatility. We believe these factors contributed to higher overall commodity volume in the first quarter of 2025 compared with the same period in 2024.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended March 31,
(amounts in thousands)	2025	2024	Change
WTI crude oil	1,224	1,084	13%
Natural gas	1,072	848	26
Refined products	424	376	13
Energy contract volume increased in the first quarter of 2025 when compared with the same period in 2024, which we believe was due to higher overall market volatility. Natural gas volatility was higher as a result of uncertain weather conditions in the United States in 2025, which impacted prices throughout the quarter. In addition, crude oil volatility was higher due to ongoing geopolitical issues with Canada and Mexico resulting from the potential implementation of anticipated tariffs as well economic uncertainty between the United States and China. We believe these factors contributed to higher overall energy volume in the first quarter of 2025 compared with the same period in 2024.

Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended March 31,
(amounts in thousands)	2025	2024	Change
Gold	469	394	19%
Copper	112	137	(18)
Silver	102	95	8
In the first quarter of 2025, overall metal contract volume increased when compared with the same period in 2024. We believe gold and silver volumes increased as a result of continued economic uncertainty surrounding the Federal Reserve's monetary policy decisions as well as the potential economic impacts of anticipated and implemented tariffs.
Average Rate per Contract
The average rate per contract decreased in the first quarter of 2025 when compared with the same period in 2024. The decrease in the average rate per contract was primarily due to higher volume tier-based incentives and higher micro equity contract volume. This was partially offset by a change in product mix. In the first quarter of 2025, interest rate contract volume decreased by 2 percentage points as a percent of total volume, while all other products collectively increased by 2 percentage points. In general, interest rate contracts have a lower rate per contract compared with other contracts. The overall decrease was also partially offset by an increase in our fee structure, which went into effect on February 1, 2025.
Cash Markets Business
Total clearing and transaction fees revenues in the first quarter of 2025 include $71.0 million of transaction fees attributable to the cash markets business, compared with $69.1 million in the first quarter of 2024. This revenue includes BrokerTec Americas LLC's fixed income volume and EBS's foreign exchange volume.

	Quarter Ended March 31,
(amounts in millions)	2025	2024	Change
BrokerTec fixed income transaction fees	$35.9	$37.8	(5)%
EBS foreign exchange transaction fees	35.1	31.3	12%
The related average daily notional value for the first quarter of 2025 and 2024 were as follows:

	Quarter Ended March 31,
(amounts in billions)	2025	2024	Change
U.S. Repos	331.5	290.8	14%
European Repo (in euros)	325.8	282.3	15%
U.S. Treasury	111.7	102.2	9
Spot FX	70.9	51.9	37
Overall average daily notional values for the cash markets business were higher in the first quarter of 2025 when compared with the same period in 2024 due to higher overall volatility. We believe the higher volatility was a result of market uncertainty surrounding the Federal Reserve's interest rate policy decision as well as the potential economic impacts of anticipated and implemented tariffs.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One individual firm represented at least approximately 10% of our clearing and transaction fees in the first quarter of 2025. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.

Other Sources of Revenue
Market data and information services. During the first quarter of 2025, overall market data and information services revenue increased when compared with the same period in 2024, largely due to price increases for certain products.
The two largest resellers of our market data represented approximately 38% of our market data and information services revenue in the first quarter of 2025. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Other revenues. In the first quarter of 2025, the increase in other revenues when compared with the same period in 2024 was largely attributable to higher custody fees due to an increase in non-cash collateral. Other revenues also increased mainly due to higher co-location fees.
Expenses

	Quarter Ended March 31,
(dollars in millions)	2025	2024	Change
Compensation and benefits	$206.7	$206.0	—%
Technology	65.7	59.4	11
Professional fees and outside services	28.5	33.1	(14)
Amortization of purchased intangibles	55.2	55.2	—
Depreciation and amortization	27.3	30.1	(9)
Licensing and other fee agreements	96.6	87.9	10
Other	54.3	56.6	(4)
Total Expenses	$534.3	$528.3	1%
Operating expenses increased by $6.0 million in the first quarter of 2025 when compared with the same period in 2024. The following table shows the estimated impacts of key factors resulting in the changes in operating expenses:

	Quarter Ended March 31, 2025
	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
License fees	$8.7	2%
Salaries, benefits and employer taxes	7.5	1
Technology support services	6.5	1
Bonus	4.8	1
Occupancy and building operations	(3.9)	(1)
Professional fees and outside services	(4.6)	(1)
Non-qualified deferred compensation	(9.3)	(2)
Other expenses, net	(3.7)	—
Total increase	$6.0	1%
Increases in operating expenses in the first quarter of 2025 when compared with the same period in 2024 were as follows:
•License fees expense was higher during the first quarter of 2025 when compared to the same period in 2024 primarily due to an increase in volume for certain equity products.
•Salaries, benefits and employer taxes expense was higher as a result of salary increases that went into effect during the first quarter of 2025 as well as an increase in headcount during the quarter, which was primarily attributable to additional headcount in the company's international locations.
•The increase in technology support services expense was primarily driven by higher software license fees and third party services to support the ongoing Google Cloud transformation project.
•Bonus expense increased largely due to our performance relative to our 2025 cash earnings target when compared with the same period in 2024.

Decreases in operating expense in the first quarter of 2025 when compared with the same period in 2024 were as follows:
•Occupancy and building operations expense decreased during the first quarter of 2025 compared with the first quarter of 2024 due to a reduction in office space.
•The decrease in professional fees and outside services was largely due to a decrease in consulting costs associated with the Google Cloud Migration, which began in late 2021, as well as lower professional services fees during the period.
•A decrease in our non-qualified deferred compensation liability during the first quarter of 2025, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to a decrease in compensation and benefits expense.
Non-Operating Income (Expense)

	Quarter Ended March 31,
(dollars in millions)	2025	2024	Change
Investment income	$892.7	$1,071.3	(17)%
Interest and other borrowing costs	(41.7)	(39.9)	4%
Equity in net earnings of unconsolidated subsidiaries	88.2	87.2	1
Other non-operating income (expense)	(802.4)	(964.8)	(17)
Total Non-Operating	$136.8	$153.8	(11)
Investment income. Earnings from cash performance bond and guaranty fund contributions that are reinvested decreased in the first quarter of 2025 when compared with the same period in 2024 due to a lower rate of return on the investment balances. In the first quarter of 2025 and 2024, earnings from cash performance bond and guaranty fund contributions were $873.6 million and $1,036.7 million, respectively.
Other non-operating income (expense). We recognized lower expense related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms in conjunction with lower interest income earned on our reinvestment during the first quarter of 2025 when compared with the same period in 2024. In the first quarter of 2025 and 2024, expenses related to the distribution of interest earned on collateral reinvestments were $804.8 million and $967.4 million, respectively.
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2025	2024
Quarter ended March 31	23.2%	23.2%
The overall effective tax rate remained relatively consistent in the first quarter of 2025 when compared with the same period in 2024.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first quarter of 2025 when compared with the same period in 2024, which was largely due to an increase in trading volume. Cash used in investing activities remained relatively consistent in the first quarter of 2025 when compared with the same period in 2024. Cash provided by financing activities was higher during the first quarter of 2025 when compared with the same period in 2024 due to an increase in cash performance bonds and guaranty fund contributions.

Debt Instruments. The following table summarizes our debt outstanding at March 31, 2025:

(in millions)	Par Value
Fixed rate notes due June 2028, stated rate of 3.75%	$500.0
Fixed rate notes due March 2030, stated rate of 4.40%	750.0
Fixed rate notes due March 2032, stated rate of 2.65%	750.0
Fixed rate notes due September 2043, stated rate of 5.30% (1)	750.0
Fixed rate notes due June 2048, stated rate of 4.15%	700.0
 _______________
(1)We maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable effectively became fixed at a rate of 4.73%.
We maintain a $2.3 billion multi-currency revolving senior credit facility with various financial institutions, which matures in April 2030. The proceeds from this facility can be used for general corporate purposes, which includes providing liquidity for our clearing house in certain circumstances at CME Group's discretion and, if necessary, for maturities of commercial paper. As long as we are not in default under this facility, we have the option to increase it up to $3.3 billion with the consent of the agent and lenders providing the additional funds. This facility is voluntarily pre-payable from time to time without premium or penalty. Under this facility, we are required to remain in compliance with a consolidated net worth test, which is defined as our consolidated shareholders' equity at December 31, 2024, giving effect to share repurchases made and special dividends paid during the term of the agreements (and in no event greater than $2.0 billion in aggregate), multiplied by 0.65. We currently do not have any borrowings outstanding under this facility, but any commercial paper balance if or when outstanding can be backstopped against this facility.
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event a clearing firm fails to promptly discharge an obligation to the clearing house operated by CME, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms, or in other cases as provided by the CME rulebook. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets (pursuant to the CME rulebook) can be used to collateralize the facility. At March 31, 2025, guaranty fund contributions available to collateralize the facility totaled $9.8 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME's consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At March 31, 2025, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
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
At March 31, 2025, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At March 31, 2025, the letters of credit totaled $400.0 million. We also maintain a $350.0 million line of credit to meet our obligations under this agreement.

The following table summarizes our credit ratings at March 31, 2025:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.4 billion and $2.9 billion at March 31, 2025 and December 31, 2024, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our corporate investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements and short-term bank deposits. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in cash performance bonds and guaranty fund contributions, other current assets or other assets in the consolidated balance sheets.
On December 5, 2024, we announced that our board of directors has approved a share repurchase program under which we are authorized to repurchase up to $3 billion of our outstanding Class A Common Stock, par value $.01 per share (the common stock), from time to time through open market transactions, block trades, privately negotiated purchase transactions or other purchase techniques and may include purchases effected pursuant to one or more trading plans established pursuant to Rule 10b5-1 under the Exchange Act. The timing of any repurchases and the number of shares repurchased under the share repurchase program are within our discretion and may be affected by various factors, including general market and economic conditions; the market price of the common stock; CME Group’s earnings, financial condition, capital requirements and levels of indebtedness; legal requirements; and other considerations. The share repurchase program has no expiration date, does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time.
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
We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices. There have not been material changes in our exposure to market risk since December 31, 2024. Refer to Item 7A. of CME Group’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025, for additional information.

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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The disclosure under “Legal and Regulatory Matters” in Note 6. Contingencies in the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this report is incorporated herein by reference. Such disclosure includes updates to the legal proceedings disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.

ITEM 1A.	RISK FACTORS
There have been no material changes in the company's risk factors from those disclosed in the company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Value of shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 to January 31	3	$229.45	—	$3,000.0
February 1 to February 28	—	—	—	3,000.0
March 1 to March 31	31,621	258.68	—	3,000.0
Total	31,624		—
(1)Shares purchased consist of an aggregate of 31,624 shares of Class A common stock surrendered in the first quarter of 2025 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 5.	OTHER INFORMATION

On February 18, 2025, Jonathan Marcus, Senior Managing Director and General Counsel adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan provides for the potential sale of up to 6,568 shares of the company's Class A common stock. The actual number of shares sold under Mr. Marcus' plan will depend on the number of shares delivered at the time that certain of his equity awards vest during the term of the plan following the fulfillment of tax withholding obligations and subject to other conditions as set forth in the plan. The plan expires on March 31, 2026 or upon the earlier completion of all authorized transactions under the plan. In determining the number of shares that may be sold under the plan it is assumed that the performance shares vesting during the plan vest at target.

ITEM 6.	EXHIBITS

4.11
Eleventh Supplemental Indenture (including the form of 4.400% Notes due 2030), dated as of March 10, 2025, between CME Group Inc. and U.S. Bank, National Association (incorporated by reference to Exhibit 4.2 to CME Group Inc.’s Current Report on Form 8-K filed with the SEC on March 10, 2025).

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—Lynne Fitzpatrick

32.1	Section 906 Certification

101
The following materials from CME Group Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline XBRL (Xtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

CME Group Inc. (Registrant)

Dated: April 30, 2025	By:	/s/ Lynne Fitzpatrick
Lynne Fitzpatrick Senior Managing Director, President and Chief Financial Officer Principal Financial Offer and Duly Authorized Officer