Form 10-Q
period 2025-06-30
CME GROUP INC.
filed 2025-07-25
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
                                                 Yes   ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of July 9, 2025 was as follows: 360,377,042 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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
•changes in regulations, including the impact of any changes in laws or government policies with respect to our products or services or our industry, such as any changes to regulations and policies that require increased financial and operational resources from us or our customers, as well as the impact of tariffs and tax policy changes and the related uncertainty thereof, restrictions on our ability to offer CME Group products and services in specific geographies or to specific customers or limitations or changes in underlying/physical product flows across geographies;
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
•volatility in commodity, equity and fixed income prices, and price volatility of financial benchmarks and instruments such as interest rates, equity indices, fixed income instruments and foreign exchange rates; economic, social, political and market conditions, including new and existing geopolitical tensions or conflicts, the volatility of the capital and credit markets and the impact of economic conditions on the trading activity of our current and potential customers;
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

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,981.3	$2,892.4
Marketable securities	117.6	113.2
Accounts receivable, net of allowance of $9.9 and $9.0	667.6	573.1
Other current assets (includes $6.5 and $6.3 in restricted cash)	525.6	559.4
Performance bonds and guaranty fund contributions	142,158.0	98,895.4
Total current assets	145,450.1	103,033.5
Property, net of accumulated depreciation and amortization of $960.8 and $1,024.3	362.9	386.2
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,728.5	2,821.6
Goodwill	10,523.9	10,486.9
Other assets	3,666.3	3,543.5
Total Assets	$179,907.0	$137,447.0

Liabilities and Equity
Current Liabilities:
Accounts payable	$92.3	$79.9
Short-term debt	—	749.8
Other current liabilities	544.5	2,588.8
Performance bonds and guaranty fund contributions	142,158.0	98,895.4
Total current liabilities	142,794.8	102,313.9
Long-term debt	3,420.4	2,678.2
Deferred income tax liabilities, net	5,232.6	5,246.8
Other liabilities	720.2	721.2
Total Liabilities	152,168.0	110,960.1

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of June 30, 2025 and December 31, 2024; 4,584 issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at June 30, 2025 and December 31, 2024; 359,647 and 359,602 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	22,435.1	22,403.0
Retained earnings	5,254.9	4,185.8
Accumulated other comprehensive income (loss)	45.4	(105.5)
Total CME Group Shareholders’ Equity	27,739.0	26,486.9
Total Liabilities and Equity	$179,907.0	$137,447.0

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Clearing and transaction fees	$1,388.0	$1,249.9	$2,725.3	$2,458.8
Market data and information services	198.1	175.0	392.6	350.4
Other	105.9	107.6	216.4	211.2
Total Revenues	1,692.0	1,532.5	3,334.3	3,020.4
Expenses
Compensation and benefits	221.6	204.7	428.3	410.7
Technology	70.9	64.1	136.6	123.5
Professional fees and outside services	37.4	34.7	65.9	67.8
Amortization of purchased intangibles	56.1	55.5	111.3	110.7
Depreciation and amortization	27.3	28.7	54.6	58.8
Licensing and other fee agreements	96.2	85.9	192.8	173.8
Other	53.2	58.3	107.5	114.9
Total Expenses	562.7	531.9	1,097.0	1,060.2
Operating Income	1,129.3	1,000.6	2,237.3	1,960.2

Non-Operating Income (Expense)
Investment income	1,518.4	1,044.5	2,411.1	2,115.8
Interest and other borrowing costs	(44.0)	(40.1)	(85.7)	(80.0)
Equity in net earnings of unconsolidated subsidiaries	99.0	86.4	187.2	173.6
Other non-operating income (expense)	(1,372.4)	(936.9)	(2,174.8)	(1,901.7)
Total Non-Operating Income (Expense)	201.0	153.9	337.8	307.7
Income before Income Taxes	1,330.3	1,154.5	2,575.1	2,267.9
Income tax provision	305.2	271.3	593.8	529.5
Net Income	$1,025.1	$883.2	$1,981.3	$1,738.4
Net Income Attributable to Common Shareholders of CME Group	$1,012.2	$872.1	$1,956.4	$1,716.5

Earnings per Share Attributable to Common Shareholders of CME Group:
Basic	$2.81	$2.43	$5.44	$4.78
Diluted	2.81	2.42	5.43	4.77
Weighted Average Number of Common Shares:
Basic	359,658	359,330	359,636	359,294
Diluted	360,355	359,869	360,297	359,852
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$1,025.1	$883.2	$1,981.3	$1,738.4
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	(0.1)	—	0.1	—
Investment securities, net	(0.1)	—	0.1	—
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	(1.2)	(5.9)
Amortization of net actuarial (gains) losses included in compensation and benefits expense	(0.1)	—	(0.1)	—
Income tax benefit (expense)	—	—	0.3	1.5
Defined benefit plans, net	(0.1)	—	(1.0)	(4.4)
Derivative investments:
Reclassification of net unrealized (gains) losses to interest expense and other non-operating income (expense)	(1.1)	(0.9)	(2.0)	(1.8)
Income tax benefit (expense)	0.3	0.2	0.5	0.4
Derivative investments, net	(0.8)	(0.7)	(1.5)	(1.4)
Foreign currency translation:
Foreign currency translation adjustments	128.7	(8.2)	164.3	(33.6)
Income tax benefit (expense)	(7.5)	—	(11.0)	—
Foreign currency translation, net	121.2	(8.2)	153.3	(33.6)
Other comprehensive income (loss), net of tax	120.2	(8.9)	150.9	(39.4)
Comprehensive income	$1,145.3	$874.3	$2,132.2	$1,699.0
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Six Months Ended, June 30, 2025
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at December 31, 2024	4,584	359,602	3	$22,406.6	$4,185.8	$(105.5)	$26,486.9
Net income					1,981.3		1,981.3
Other comprehensive income (loss)						150.9	150.9
Dividends on common and preferred stock of $2.50 per share					(912.2)		(912.2)
Vesting of issued restricted Class A common stock		50		(8.8)			(8.8)
Shares issued to Board of Directors		11		3.0			3.0
Shares issued under Employee Stock Purchase Plan		16		4.2			4.2
Repurchase of Class A common stock (1)		(32)		(8.2)			(8.2)
Stock-based compensation				41.9			41.9
Balance at June 30, 2025	4,584	359,647	3	$22,438.7	$5,254.9	$45.4	$27,739.0

	Quarter Ended, June 30, 2025
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at March 31, 2025	4,584	359,646	3	$22,419.6	$4,685.9	$(74.8)	$27,030.7
Net income					1,025.1		1,025.1
Other comprehensive income (loss)						120.2	120.2
Dividends on common and preferred stock of $1.25 per share					(456.1)		(456.1)
Vesting of issued restricted Class A common stock		6		(0.6)			(0.6)
Shares issued to Board of Directors		11		3.0			3.0
Shares issued under Employee Stock Purchase Plan		16		4.2			4.2
Repurchase of Class A common stock (1)		(32)		(8.2)			(8.2)
Stock-based compensation				20.7			20.7
Balance at June 30, 2025	4,584	359,647	3	$22,438.7	$5,254.9	$45.4	$27,739.0

(1) In December 2024, the board of directors approved a share repurchase program (the Share Repurchase Program), which authorizes the repurchase of up to $3.0 billion of CME Group Class A common stock at prevailing market prices. During the three and six months ended June 30, 2025, 32,265 shares of outstanding Class A common stock were repurchased at an average price of $253.05 per share for a total of $8.2 million. The remaining aggregate amount under the existing Share Repurchase Program is $2,991.8 million. Shares are retired upon repurchase and not held as treasury stock.

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Six Months Ended, June 30, 2024
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at December 31, 2023	4,584	359,231	3	$22,338.3	$4,455.2	$(55.6)	$26,737.9
Net income					1,738.4		1,738.4
Other comprehensive income (loss)						(39.4)	(39.4)
Dividends on common stock and preferred stock of $2.30 per share					(838.5)		(838.5)
Vesting of issued restricted Class A common stock		91		(12.4)			(12.4)
Shares issued to Board of Directors		19		3.7			3.7
Shares issued under Employee Stock Purchase Plan		20		4.0			4.0
Stock-based compensation				42.1			42.1
Balance at June 30, 2024	4,584	359,361	3	$22,375.7	$5,355.1	$(95.0)	$27,635.8

	Quarter Ended, June 30, 2024
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at March 31, 2024	4,584	359,322	3	$22,349.2	$4,891.1	$(86.1)	$27,154.2
Net income					883.2		883.2
Other comprehensive income (loss)						(8.9)	(8.9)
Dividends on common stock and preferred stock of $1.15 per share					(419.2)		(419.2)
Shares issued to Board of Directors		19		3.7			3.7
Shares issued under Employee Stock Purchase Plan		20		4.0			4.0
Stock-based compensation				18.8			18.8
Balance at June 30, 2024	4,584	359,361	3	$22,375.7	$5,355.1	$(95.0)	$27,635.8
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$1,981.3	$1,738.4
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	41.9	42.1
Amortization of purchased intangibles	111.3	110.7
Depreciation and amortization	54.6	58.8
Net realized and unrealized (gains) losses on investments	(2.6)	(11.7)
Deferred income taxes	(20.7)	(14.5)
Change in:
Accounts receivable	(95.4)	(65.5)
Other current assets	(24.6)	640.1
Other assets	29.8	19.3
Accounts payable	12.5	9.3
Income taxes payable	28.3	(106.2)
Other current liabilities	67.9	(718.4)
Other liabilities	(9.2)	(15.2)
Other	—	(17.6)
Net Cash Provided by Operating Activities	2,175.1	1,669.6

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	4.8	3.3
Purchases of available-for-sale marketable securities	(3.8)	(3.0)
Purchases of property, net	(32.6)	(38.0)
Investments in privately-held equity investments	(2.4)	(3.6)
Proceeds from sales of investments	—	13.5
Net Cash Used in Investing Activities	(34.0)	(27.8)

Cash Flows from Financing Activities
Proceeds from debt, net of issuance costs	742.3	—
Repayment of debt	(750.0)	—
Cash dividends	(3,022.7)	(2,746.9)
Repurchase of Class A common stock, including costs	(8.2)	—
Change in performance bond and guaranty fund contributions	43,262.5	(4,522.5)
Employee taxes paid on restricted stock vesting	(8.8)	(12.4)
Other	(4.5)	(4.6)
Net Cash Provided by (Used In) Financing Activities	40,210.6	(7,286.4)

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$42,351.7	$(5,644.6)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	101,794.1	93,109.7
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	$144,145.8	$87,465.1

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents:
Cash and cash equivalents	$1,981.3	$1,789.9
Short-term restricted cash	6.5	5.2
Restricted cash and restricted cash equivalents (performance bonds and guaranty fund contributions)	142,158.0	85,670.0
Total	$144,145.8	$87,465.1

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$579.6	$649.7
Interest paid	65.0	65.0

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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the company at June 30, 2025 and December 31, 2024 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
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

The following table represents a disaggregation of revenue from contracts with customers by product line for the quarters and six months ended June 30, 2025 and 2024:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Interest rates	$461.6	$393.0	$897.9	$803.3
Equity indexes	301.6	268.2	605.8	536.3
Foreign exchange	52.4	51.1	105.8	98.3
Agricultural commodities	174.7	161.4	339.0	293.4
Energy	217.4	199.9	433.8	396.1
Metals	85.1	82.6	156.0	146.6
BrokerTec fixed income	37.1	37.9	72.9	75.6
EBS foreign exchange	37.5	32.5	72.7	63.8
Interest rate swap	20.6	23.3	41.4	45.4
Total clearing and transaction fees	1,388.0	1,249.9	2,725.3	2,458.8
Market data and information services	198.1	175.0	392.6	350.4
Other	105.9	107.6	216.4	211.2
Total revenues	$1,692.0	$1,532.5	$3,334.3	$3,020.4

Timing of Revenue Recognition
Services transferred at a point in time	$1,361.7	$1,223.6	$2,670.8	$2,407.5
Services transferred over time	324.7	303.2	652.9	602.7
One-time charges and miscellaneous revenues	5.6	5.7	10.6	10.2
Total revenues	$1,692.0	$1,532.5	$3,334.3	$3,020.4
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis upon commencement of services under the customer contract. These upfront customer payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the second quarter of 2025 were not materially impacted by any other factors. The balance of contract liabilities was $47.6 million and $15.6 million as of June 30, 2025 and December 31, 2024, respectively.
3. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contribution Reinvestment. CME reinvests cash performance bonds and guaranty fund contributions and distributes a portion of the interest earned back to the clearing firms. The reinvestment of cash can include certain commercial and central bank deposits, government securities, reverse repurchase agreements, and money market funds. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to maintain cash accounts at the Federal Reserve Bank of Chicago. At June 30, 2025, CME maintained $131.4 billion within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets. Cash performance bonds and guaranty fund contributions are included as restricted cash and restricted cash equivalents on the consolidated statements of cash flows.
In the second quarter and first six months of 2025, earnings from cash performance bond and guaranty fund contributions were $1,487.6 million and $2,361.2 million, respectively, compared with $1,007.6 million and $2,044.3 million in the second quarter and first six months of 2024, respectively. In the second quarter and first six months of 2025, expenses related to the distribution of interest earned on collateral reinvestments were $1,374.5 million and $2,179.3 million, respectively, compared with $939.4 million and $1,906.9 million in the second quarter and first six months of 2024, respectively. The earnings from cash performance bonds and guaranty fund contributions are included in investment income and the expense related to the distribution of interest earned is included in other non-operating income (expense) on the consolidated statements of income.
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
During the first six months of 2025, the clearing house transferred an average of approximately $7.3 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. Management has assessed the fair value of the company’s settlement guarantee liability by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing firm and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at June 30, 2025 and December 31, 2024. The company does not have a history of significant losses recognized on performance bond collateral as posted by our clearing members, and management currently does not anticipate any future credit losses on its performance bond assets. Accordingly, the company has not provided an allowance for credit losses on these performance bond deposits, nor has it recorded any liabilities to reflect an allowance for credit losses related to our off-balance sheet credit exposures and guarantees.

4. Intangible Assets and Goodwill
Intangible assets consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$4,712.8	$(2,453.7)	$2,259.1	$4,683.5	$(2,334.4)	$2,349.1
Technology-related intellectual property	62.5	(62.5)	—	62.5	(62.5)	—
Other	74.6	(55.2)	19.4	71.1	(48.6)	22.5
Total amortizable intangible assets	$4,849.9	$(2,571.4)	$2,278.5	$4,817.1	$(2,445.5)	$2,371.6

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,728.5			$2,821.6
Trading products (1)			$17,175.3			$17,175.3

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
Total amortization expense for intangible assets was $56.1 million and $55.5 million for the quarters ended June 30, 2025 and 2024, respectively. Total amortization expense for intangible assets was $111.3 million and $110.7 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, the net book value of amortizable intangible assets included $18.3 million of foreign currency translation for the period.
As of June 30, 2025, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2025	$111.9
2026	223.7
2027	222.4
2028	215.6
2029	215.6
2030	215.6
Thereafter	1,073.7

Goodwill activity consisted of the following for the periods ended June 30, 2025 and December 31, 2024:

(in millions)	Goodwill
Balance at December 31, 2023	$10,495.3
Foreign currency translation	(8.4)
Balance at December 31, 2024	10,486.9
Foreign currency translation	37.0
Balance at June 30, 2025	$10,523.9

5. Debt
Short-term debt consisted of the following at June 30, 2025 and December 31, 2024:

(in millions)	June 30, 2025	December 31, 2024
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (1)	$—	$749.8
Total short-term debt	$—	$749.8
(1)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.11%.
Long-term debt consisted of the following at June 30, 2025 and December 31, 2024:

(in millions)	June 30, 2025	December 31, 2024
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	$498.7	$498.5
$750.0 million fixed rate notes due March 2030, stated rate of 4.40%	741.2	—
$750.0 million fixed rate notes due March 2032, stated rate of 2.65%	744.2	743.7
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (1)	744.4	744.3
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	691.9	691.7
Total long-term debt	$3,420.4	$2,678.2
(1)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.73%.
Long-term debt maturities, at par value, were as follows at June 30, 2025:

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
A putative class action complaint was filed January 15, 2014 in the Circuit Court of Cook County, Chancery Division, against CME Group Inc. and the Board of Trade of the City of Chicago, Inc. The plaintiffs, certain Class B shareholders of CME Group and Class B members of CBOT, allege breach of contract and breach of the implied covenant of good faith and fair dealing for violations of their core rights granted in the defendants’ respective Certificates of Incorporation. On December 2, 2021, the court granted the plaintiffs’ motion for certification of a damages-only class. In early 2024, the defendants moved for summary judgment on all claims. On April 16, 2025, the court granted the motion in part and denied the motion in part, and set the remaining claims for a jury trial. The trial commenced on July 7, 2025, and a verdict is expected before the end of July. Based on its investigation to date, the company believes that it has strong factual and legal defenses to the claims. In the unlikely event defendants were found to be liable at trial, the company at this time is unable to estimate the reasonably possible loss or range of reasonably possible losses, given the uncertainty of factors that may potentially affect the resolution of the matter.
In addition, the company is a defendant in, and has potential for, various other legal proceedings arising from its regular business activities. While the ultimate results of such proceedings against the company cannot be predicted with certainty, the company believes that the resolution of any of these matters on an individual or aggregate basis will not have a material impact on its consolidated financial position or results of operations. No accrual was required for contingent legal and regulatory matters as none were probable and estimable as of June 30, 2025 and December 31, 2024.
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
The components of lease costs were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Operating lease expense:
Operating lease cost	$4.1	$13.2	$13.8	$26.2
Short-term lease cost	0.1	0.1	0.2	0.2
Total operating lease expense included in other expense	$4.2	$13.3	$14.0	$26.4

Finance lease expense:
Interest expense	$0.5	$0.6	$1.0	$1.2
Depreciation expense	2.1	2.1	4.3	4.3
Total finance lease expense	$2.6	$2.7	$5.3	$5.5

Sublease revenue included in other revenue	$3.3	$2.4	$6.2	$4.7
Supplemental cash flow information related to leases was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Cash outflows for operating leases	$15.2	$15.3	$30.3	$30.5
Cash outflows for finance leases	4.3	4.4	8.7	8.7

Supplemental balance sheet information related to leases was as follows:
Operating leases

(in millions)	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$217.8	$231.1

Operating lease liabilities:
Other current liabilities	$44.6	$44.7
Other liabilities	253.3	289.3
Total operating lease liabilities	$297.9	$334.0

Weighted average remaining lease term (in months)	104	106
Weighted average discount rate	4.1%	4.2%
Finance leases

(in millions)	June 30, 2025	December 31, 2024
Finance lease right-of-use assets	$49.8	$54.2

Finance lease liabilities:
Other current liabilities	$8.8	$8.7
Other liabilities	46.3	50.7
Total finance lease liabilities	$55.1	$59.4

Weighted average remaining lease term (in months)	69	75
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of June 30, 2025 for operating and finance leases:

(in millions)	Operating Leases
Remainder of 2025	$28.3
2026	54.4
2027	46.9
2028	41.1
2029	31.4
2030	30.7
Thereafter	110.6
Total lease payments	343.4
Less: imputed interest	(45.5)
Present value of lease liability	$297.9

(in millions)	Finance Leases
Remainder of 2025	$8.8
2026	17.6
2027	17.8
2028	17.9
2029	18.1
2030	18.3
Thereafter	4.6
Total lease payments	103.1
Less: imputed interest	(48.0)
Present value of lease liability	$55.1
8. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through April 2027. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a two-year period after April 2027 unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of irrevocable, standby letters of credit. At June 30, 2025, CME was contingently liable to SGX on letters of credit totaling $400.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. Management has assessed the fair value of the company’s guarantee liability under this mutual offset agreement by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at June 30, 2025 and December 31, 2024.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company’s agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the Fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is nominal and therefore has not recorded any liability at June 30, 2025 and December 31, 2024.

9. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2024	$(0.3)	$(14.1)	$59.3	$(150.4)	$(105.5)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	0.1	(1.2)	—	164.3	163.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.1)	(2.0)	—	(2.1)
Income tax benefit (expense)	—	0.3	0.5	(11.0)	(10.2)
Net current period other comprehensive income (loss)	0.1	(1.0)	(1.5)	153.3	150.9
Balance at June 30, 2025	$(0.2)	$(15.1)	$57.8	$2.9	$45.4

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2023	$(0.4)	$(23.4)	$62.0	$(93.8)	$(55.6)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	—	(5.9)	—	(33.6)	(39.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(1.8)	—	(1.8)
Income tax benefit (expense)	—	1.5	0.4	—	1.9
Net current period other comprehensive income (loss)	—	(4.4)	(1.4)	(33.6)	(39.4)
Balance at June 30, 2024	$(0.4)	$(27.8)	$60.6	$(127.4)	$(95.0)
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

Recurring Fair Value Measurements. Financial assets and liabilities recorded at fair value on the consolidated balance sheet as of June 30, 2025 were classified in their entirety based on the lowest level of input that was significant to each asset and liability’s fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	June 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$8.1	$—	$—	$8.1
Mutual funds	109.2	—	—	109.2
Equity securities	0.3	—	—	0.3
Total Marketable Securities	117.6	—	—	117.6
Total Assets at Fair Value	$117.6	$—	$—	$117.6
Non-Recurring Fair Value Measurements. The company recognized an unrealized gain on investments of $1.4 million on an equity investment without readily determinable fair value during the first six months of 2025. The fair value of this investment was estimated to be $10.2 million at June 30, 2025. This fair value assessment was based on quantitative factors, including observable price changes. The fair value measurement of this investment is considered level 3 and non-recurring. This investment is included in other assets on the consolidated balance sheet.
Fair Values of Debt Notes. The following presents the estimated fair values of short-term and long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below are classified as level 2 under the fair value hierarchy and were estimated using quoted market prices in inactive markets.
At June 30, 2025, the fair values were as follows:

(in millions)	Fair Value	Level
$500.0 million fixed rate notes due June 2028	497.4	Level 2
$750.0 million fixed rate notes due March 2030	754.6	Level 2
$750.0 million fixed rate notes due March 2032	672.3	Level 2
$750.0 million fixed rate notes due September 2043	755.0	Level 2
$700.0 million fixed rate notes due June 2048	591.4	Level 2

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Stock awards	—	6	47	5
Total	—	6	47	5
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income (in millions)	$1,025.1	$883.2	$1,981.3	$1,738.4
Less: preferred stock dividends	(5.7)	(5.3)	(11.5)	(10.5)
Less: undistributed earnings allocated to preferred stock	(7.2)	(5.8)	(13.4)	(11.4)
Net Income Attributable to Common Shareholders of CME Group	$1,012.2	$872.1	$1,956.4	$1,716.5

Weighted Average Number of Common Shares (in thousands):
Basic	359,658	359,330	359,636	359,294
Effect of restricted stock and performance shares	697	539	661	558
Diluted	360,355	359,869	360,297	359,852
Earnings per Common Share Attributable to Common Shareholders of CME Group:
Basic	$2.81	$2.43	$5.44	$4.78
Diluted	2.81	2.42	5.43	4.77
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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions, except per share data)	2025	2024	Change	2025	2024	Change
Total revenues	$1,692.0	$1,532.5	10%	$3,334.3	$3,020.4	10%
Total expenses	562.7	531.9	6	1,097.0	1,060.2	3
Operating margin	66.7%	65.3%		67.1%	64.9%
Non-operating income (expense)	$201.0	$153.9	31	$337.8	$307.7	10
Effective tax rate	22.9%	23.5%		23.1%	23.3%
Net income	$1,025.1	$883.2	16	$1,981.3	$1,738.4	14
Diluted earnings per common share	2.81	2.42	16	5.43	4.77	14
Cash flows from operating activities				2,175.1	1,669.6	30
Revenues

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2025	2024	Change	2025	2024	Change
Clearing and transaction fees	$1,388.0	$1,249.9	11%	$2,725.3	$2,458.8	11%
Market data and information services	198.1	175.0	13	392.6	350.4	12
Other	105.9	107.6	(2)	216.4	211.2	2
Total Revenues	$1,692.0	$1,532.5	10	$3,334.3	$3,020.4	10
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

	Quarter Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Total contract volume (in millions)	1,873.4	1,634.3	15%	3,689.3	3,242.3	14%
Clearing and transaction fees (in millions)	$1,292.8	$1,156.2	12	$2,538.3	$2,274.0	12
Average rate per contract	$0.690	$0.708	(2)	$0.688	$0.701	(2)

We estimate the following net changes in clearing and transaction fees based on the changes in total contract volumes and the changes in average rate per contract for futures and options during the second quarter and first six months of 2025 when compared with the same periods in 2024.

(in millions)	Quarter Ended	Six Months Ended
Increases due to change in total contract volume	$165.0	$307.6
Decreases due to change in average rate per contract	(28.4)	(43.3)
Net increases in clearing and transaction fees	$136.6	$264.3
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

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2025	2024	Change	2025	2024	Change
Average Daily Volume by Product Line:
Interest rates	15,472	12,895	20%	15,252	13,359	14%
Equity indexes	7,661	6,779	13	7,827	6,817	15
Foreign exchange	1,096	1,075	2	1,123	1,030	9
Agricultural commodities	1,964	1,877	5	1,961	1,738	13
Energy	3,082	2,447	26	2,993	2,429	23
Metals	942	868	9	838	773	8
Aggregate average daily volume	30,217	25,941	16	29,994	26,146	15
Average Daily Volume by Venue:
CME Globex	28,097	24,143	16	27,916	24,065	16
Open outcry	993	825	20	938	1,074	(13)
Privately negotiated	1,127	973	16	1,140	1,007	13
Aggregate average daily volume	30,217	25,941	16	29,994	26,146	15
Electronic Volume as a Percentage of Total Volume	93%	93%		93%	92%
Market uncertainty remained high through the first six months of 2025. Interest rate, equity and foreign exchange markets experienced significant uncertainty surrounding the economic impacts of anticipated and implemented tariffs and the effect they may have on the United States Federal Reserve’s (Federal Reserve) interest rate policy decision. The Federal Open Markets Committee had initially signaled the potential for several future rate cuts throughout 2025, but has since indicated a more cautious approach as a result of tariffs and the impact they may have on inflation. Market uncertainty also remained high within the energy, metals and agricultural commodities markets in the first six months of 2025, mainly as a result of new and existing geopolitical tensions, including the anticipation and implementation of tariffs, as well as uncertain weather conditions in 2025. We believe these factors contributed to the increases in total volumes in the second quarter and first six months of 2025 when compared with the same periods in 2024.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2025	2024	Change	2025	2024	Change
SOFR futures and options:
Futures expiring within two years	3,357	2,317	45%	3,145	2,487	26%
Options	1,464	1,198	22	1,403	1,594	(12)
Futures expiring beyond two years	1,226	865	42	1,189	895	33
U.S. Treasury futures and options:
10-Year	3,392	3,313	2	3,580	3,228	11
5-Year	2,287	1,998	14	2,241	1,975	13
2-Year	1,180	1,021	16	1,161	994	17
Treasury Bond	839	730	15	821	701	17
Ultra T-Note	773	677	14	795	670	19
Ultra T-Bond	463	432	7	450	417	8
Federal Funds futures and options	443	297	49	422	354	19
In the second quarter and first six months of 2025, overall interest rate contract volumes increased when compared with the same periods in 2024 due to increases in market volatility. We believe the higher volatility was a result of continued market uncertainty surrounding the Federal Reserve's interest rate policy decision as a result of mixed inflation data. In addition, new and existing geopolitical tensions as well as the potential economic impacts of anticipated and implemented tariffs also led to higher overall volatility. We believe these factors contributed to higher overall interest rate volumes in the second quarter and first six months of 2025 when compared with the same periods in 2024.
Equity Index and Cryptocurrency Products
The following table summarizes average daily contract volume for our key equity index and cryptocurrency products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2025	2024	Change	2025	2024	Change
E-mini S&P 500 futures and options	4,349	4,008	9%	4,435	4,041	10%
E-mini Nasdaq 100 futures and options	2,415	2,062	17	2,503	2,049	22
E-mini Russell 2000 futures and options	330	282	17	315	309	2
E-mini Dow futures and options	252	248	2	256	239	7
Ether futures and options	102	33	n.m.	98	31	n.m.
Bitcoin futures and options	86	48	79	95	51	87
_________
n.m. not meaningful
Equity index contract volumes increased in the second quarter and first six months of 2025 when compared with the same periods in 2024 due to higher overall equity market volatility. We believe higher market volatility was a result of new and existing geopolitical tensions as well as the potential economic impacts of anticipated and implemented tariffs.
In addition, we believe volumes for our cryptocurrency products were higher as a result of the broader acceptance of cryptocurrency products, which includes the passing of federal legislation surrounding dollar-pegged stablecoins. W

Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2025	2024	Change	2025	2024	Change
Euro	281	257	9%	291	257	13%
Japanese Yen	213	192	11	210	188	12
British Pound	111	127	(13)	119	121	(1)
Australian dollar	119	122	(3)	116	116	—
Canadian dollar	92	115	(20)	112	103	8
In the second quarter and first six months of 2025, overall foreign exchange volumes increased when compared with the same periods in 2024 due to higher market volatility. We believe the volatility was the result of economic uncertainty surrounding the potential economic impacts of anticipated and implemented tariffs, which has led to overall increases in foreign exchange contract volumes.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2025	2024	Change	2025	2024	Change
Corn	591	573	3%	630	523	20%
Soybean	391	375	4	387	363	7
Wheat	267	293	(9)	266	254	5
Overall commodity contract volumes increased in the second quarter and first six months of 2025 when compared with the same periods in 2024. We believe these increases were due to higher overall market volatility as a result of uncertainty surrounding the potential economic impacts of anticipated and implemented tariffs. In addition, changes in market expectations regarding grain supplies as well as uncertain weather conditions in 2025 also led to increases in volumes. We believe these factors contributed to higher overall commodity volumes in the second quarter and first six months of 2025 compared with the same periods in 2024.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2025	2024	Change	2025	2024	Change
WTI crude oil	1,517	1,162	31%	1,372	1,124	22%
Natural gas	871	772	13	970	809	20
Refined products	437	385	14	431	380	13
Energy contract volumes increased in the second quarter and first six months of 2025 when compared with the same periods in 2024, which we believe was due to higher overall market volatility. Crude oil volatility was higher as a result of new and existing geopolitical tensions across the globe, a shift in global supply levels as well as the potential economic impacts of anticipated and implemented tariffs. Natural gas volatility was higher as a result of uncertain weather conditions and a shift in supplies in the United States in 2025, which impacted prices throughout the year. We believe these factors contributed to higher overall energy volumes in the second quarter and first six months of 2025 compared with the same periods in 2024.

Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2025	2024	Change	2025	2024	Change
Gold	667	465	43%	569	430	32%
Silver	117	165	(29)	109	130	(16)
Copper	99	186	(47)	105	162	(35)
In the second quarter and first six months of 2025, overall metal contract volumes increased when compared with the same periods in 2024. We believe gold volumes increased as a result of continued economic uncertainty surrounding the Federal Reserve's monetary policy decisions, the potential economic impacts of anticipated and implemented tariffs and geopolitical tensions. The decreases in silver and copper volumes are due to reductions in demand for the metals due to economic instability as well as risk aversion by traders.
Average Rate per Contract
The average rate per contract decreased in the second quarter and first six months of 2025 when compared with the same periods in 2024. The decreases in the average rate per contract were primarily due to higher volume tier-based incentives and higher micro contract volumes as a percentage of total volumes. The overall decreases were partially offset by an increase in our fee structure, which went into effect on February 1, 2025.
Cash Markets Business
Total clearing and transaction fees revenues in the second quarter and first six months of 2025 include $74.6 million and $145.6 million, respectively, of transaction fees attributable to the cash markets business, compared with $70.4 million and $139.4 million, respectively, in the second quarter and first six months of 2024. This revenue includes BrokerTec Americas LLC's fixed income volume and EBS's foreign exchange volume.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in millions)	2025	2024	Change	2025	2024	Change
BrokerTec fixed income transaction fees	$37.1	$37.9	(2)%	$72.9	$75.6	(4)%
EBS foreign exchange transaction fees	37.5	32.5	15	72.7	63.8	14
The related average daily notional value for the second quarter and first six months of 2025 and 2024 were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in billions)	2025	2024	Change	2025	2024	Change
U.S. Repos	$362.9	$290.1	25%	347.3	290.4	20%
European Repo (in euros)	310.9	300.4	3	318.4	291.4	9
U.S. Treasury	114.1	94.7	20	112.9	98.4	15
Spot FX	73.7	57.4	28	72.3	54.7	32
Overall average daily notional values for the cash markets business were higher in the second quarter and first six months of 2025 when compared with the same periods in 2024 due to higher overall volatility. We believe the higher volatility was a result of market uncertainty surrounding the Federal Reserve's interest rate policy decision as well as the potential economic impacts of anticipated and implemented tariffs.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One individual firm represented at least approximately 10% of our clearing and transaction fees in the first six months of 2025. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.

Other Sources of Revenue
Market data and information services. During the second quarter and first six months of 2025, overall market data and information services revenues increased when compared with the same periods in 2024, largely due to price increases for certain products as well as higher usage of certain products.
The two largest resellers of our market data represented approximately 33% of our market data and information services revenue in the first six months of 2025. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2025	2024	Change	2025	2024	Change
Compensation and benefits	$221.6	$204.7	8%	$428.3	$410.7	4%
Technology	70.9	64.1	11	136.6	123.5	11
Professional fees and outside services	37.4	34.7	8	65.9	67.8	(3)
Amortization of purchased intangibles	56.1	55.5	1	111.3	110.7	1
Depreciation and amortization	27.3	28.7	(5)	54.6	58.8	(7)
Licensing and other fee agreements	96.2	85.9	12	192.8	173.8	11
Other	53.2	58.3	(9)	107.5	114.9	(6)
Total Expenses	$562.7	$531.9	6	$1,097.0	$1,060.2	3
Operating expenses increased by $30.8 million and $36.8 million, respectively, in the second quarter and first six months of 2025 when compared with the same periods in 2024. The following table shows the estimated impacts of key factors resulting in the changes in operating expenses:

	Quarter Ended June 30, 2025		Six Months Ended June 30,
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Salaries, benefits and employer taxes	$13.5	3%	$20.9	2%
Technology support services	5.8	1	18.9	1
License fees	8.4	2	12.3	1
Currency fluctuation	3.8	1	8.0	1
Google Cloud professional fees	(3.5)	(1)	(7.3)	(1)
Rent expense	(9.5)	(2)	(14.3)	(1)
Other expenses, net	12.3	2	(1.7)	—
Total increase	$30.8	6%	$36.8	3%
Increases in operating expenses in the second quarter and first six months of 2025 when compared with the same periods in 2024 were as follows:
•Salaries, benefits and employer taxes expenses were higher as a result of salary increases that went into effect during the first quarter of 2025 as well as an increase in headcount during the quarter, which was primarily attributable to additional headcount in the company's international locations.
•The increases in technology support services expenses were primarily driven by higher software license fees and third party services to support the ongoing Google Cloud transformation project.
•License fees were higher primarily due to increases in volumes for certain equity products.
•In the second quarter and first six months of 2025, we recognized net losses of $3.6 million and $5.9 million, respectively, compared with a net gain of $0.2 million and $2.1 million, respectively, during the same periods in 2024, due to currency exchange rate fluctuations. Gains and losses from exchange rate fluctuations are recognized in the consolidated statements of net income when subsidiaries with a U.S. dollar functional currency hold certain monetary assets and liabilities denominated in foreign currencies.
Decreases in operating expense in the second quarter and first six months when compared with the same periods in 2024 were as follows:
•The decrease in professional fees related to the Google Cloud transformation project, which began in late 2021, was driven by a shift in need from an overall project consulting focus to a technology migration focus.
•Rent expense decreased during the second quarter and first six months of 2025 primarily driven by a gain of $8.1 million recognized in the second quarter of 2025 due to a reduction in our leased office space.
Non-Operating Income (Expense)

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2025	2024	Change	2025	2024	Change
Investment income	$1,518.4	$1,044.5	45%	$2,411.1	$2,115.8	14%
Interest and other borrowing costs	(44.0)	(40.1)	10	(85.7)	(80.0)	7%
Equity in net earnings of unconsolidated subsidiaries	99.0	86.4	15	187.2	173.6	8
Other non-operating income (expense)	(1,372.4)	(936.9)	46	(2,174.8)	(1,901.7)	14
Total Non-Operating	$201.0	$153.9	31	$337.8	$307.7	10
Investment income. Earnings from cash performance bond and guaranty fund contributions that are reinvested increased in the second quarter and first six months of 2025 when compared with the same periods in 2024 due to higher reinvestment balances, despite decreases in the average rate of return on the reinvestment balances. In the second quarter and first six months of 2025, earnings from cash performance bond and guaranty fund contributions were $1,487.6 million and $2,361.2 million, respectively, compared with $1,007.6 million and $2,044.3 million, respectively, in the second quarter and first six months of 2024. We also recognized lower net realized and unrealized gains on investments in the second quarter and first six months of 2025.
Equity in net earnings (losses) of unconsolidated subsidiaries. Higher income generated from our S&P Dow Jones Indices LLC business venture contributed to increases in equity in net earnings (losses) of unconsolidated subsidiaries in the second quarter and first six months of 2025 when compared with 2024.
Other non-operating income (expense). We recognized higher expenses related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms during the second quarter and first six months of 2025 when compared with the same periods in 2024. In the second quarter and first six months of 2025, expenses related to the distribution of interest earned on collateral reinvestments were $1,374.5 million and $2,179.3 million, respectively, compared with $939.4 million and $1,906.9 million, respectively, in the second quarter and first six months of 2024.
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2025	2024
Quarter ended June 30	22.9%	23.5%
Six months ended June 30	23.1	23.3
In the second quarter of 2025 when compared with the same period in 2024, the overall effective tax rate declined slightly due to the recognition of a deferred tax asset related to the company's investment in the OSTTRA joint venture. The overall effective tax rate remained relatively consistent in the first six months of 2025 when compared with the same periods in 2024.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first six months of 2025 when compared with the same periods in 2024, which was largely due to an increase in trading volume. Cash used in investing activities remained relatively consistent in the first six months of 2025 when compared with the same periods in 2024. Cash provided by financing activities was higher during the first six months of 2025 when compared with the same periods in 2024 due to an increase in cash performance bonds and guaranty fund contributions.

Debt Instruments. The following table summarizes our debt outstanding at June 30, 2025:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event a clearing firm fails to promptly discharge an obligation to the clearing house operated by CME, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms, or in other cases as provided by the CME rulebook. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets (pursuant to the CME rulebook) can be used to collateralize the facility. At June 30, 2025, guaranty fund contributions available to collateralize the facility totaled $9.4 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME's consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At June 30, 2025, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
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
At June 30, 2025, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At June 30, 2025, the letters of credit totaled $400.0 million. We also maintain a $350.0 million line of credit to meet our obligations under this agreement.

The following table summarizes our credit ratings at June 30, 2025:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $2.0 billion and $2.9 billion at June 30, 2025 and December 31, 2024, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our corporate investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements and short-term bank deposits. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in cash performance bonds and guaranty fund contributions, other current assets or other assets in the consolidated balance sheets.
On December 5, 2024, we announced that our board of directors has approved a share repurchase program under which we are authorized to repurchase up to $3.0 billion of our outstanding Class A common stock, par value $.01 per share (the common stock), from time to time through open market transactions, block trades, privately negotiated purchase transactions or other purchase techniques and may include purchases effected pursuant to one or more trading plans established pursuant to Rule 10b5-1 under the Exchange Act. The timing of any repurchases and the number of shares repurchased under the share repurchase program are within our discretion and may be affected by various factors, including general market and economic conditions; the market price of the common stock; CME Group’s earnings, financial condition, capital requirements and levels of indebtedness; legal requirements; and other considerations. The share repurchase program has no expiration date, does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time. As of June 30, 2025, the maximum value of shares to be repurchased was $2,991.8 million.
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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Class A Shares Purchased		Average Price Paid per Share	Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 to April 30	32,866	(2)	$253.51	32,265	$2,991.8
May 1 to May 31	77	(3)	271.70	—	2,991.8
June 1 to June 30	1,776	(3)	269.66	—	2,991.8
Total	34,719	(4)		32,265
(1)On December 5, 2024, CME Group announced that its board of directors approved a share repurchase program under which CME Group is authorized to repurchase up to $3.0 billion of its outstanding Class A common stock, par value $0.01 per share (the common stock). The share repurchase program has no expiration date.
(2)Includes 601 shares of Class A common stock surrendered to satisfy employees' tax obligations upon the vesting of restricted stock.
(3)Consists solely of shares of Class A common stock surrendered to satisfy employees' tax obligations upon the vesting of restricted stock.
(4)Includes 2,454 shares of Class A common stock surrendered to satisfy employees' tax obligations upon the vesting of restricted stock.

ITEM 5.	OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b-5 trading arrangement" as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

10.1
Credit Agreement, dated as of April 23, 2025, among CME Group Inc., certain lenders, agents, arrangers, bookrunners, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on April 25, 2025).

10.2
Amendment No. 10 to Credit Agreement, dated as of April 23, 2025, among Chicago Mercantile Exchange Inc., Bank of America, N.A., in its capacity as administrative agent, Citibank, N.A., in its capacity as collateral agent and collateral monitoring agent and the banks party thereto. The Amended Credit Agreement as amended through Amendment No. 10, among Chicago Mercantile Exchange Inc., each of the banks party thereto, Bank of America, N.A., in its capacity as administrative agent, and Citibank, N.A., in its capacity as collateral agent and collateral monitoring agent, is attached as Annex A to Amendment No. 10 (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 25, 2025).

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—Lynne Fitzpatrick

32.1	Section 906 Certification

101
The following materials from CME Group Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline XBRL (Xtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

CME Group Inc. (Registrant)

Dated: July 24, 2025	By:	/s/ Lynne Fitzpatrick
Lynne Fitzpatrick Senior Managing Director, President and Chief Financial Officer Principal Financial Offer and Duly Authorized Officer