Form 10-Q
period 2025-09-30
CME GROUP INC.
filed 2025-10-24
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
                                                 Yes   ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of October 8, 2025 was as follows: 360,596,647 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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
Trademark Information
CME Group, the Globe logo, CME, Chicago Mercantile Exchange, Globex, and E-mini are trademarks of Chicago Mercantile Exchange Inc. (CME), CBOT and Chicago Board of Trade are trademarks of Board of Trade of the City of Chicago, Inc. NYMEX, New York Mercantile Exchange and ClearPort are trademarks of New York Mercantile Exchange, Inc. COMEX is a trademark of Commodity Exchange, Inc. BrokerTec is a trademark of BrokerTec Americas LLC and EBS is a trademark of EBS Group Limited. OSTTRA is a trademark of MarkitSERV Limited. Dow Jones, Dow Jones Industrial Average, S&P 500 and S&P are service and/or trademarks of Dow Jones Trademark Holdings LLC, Standard & Poor's Financial Services LLC and S&P Dow Jones Indices LLC, as the case may be, and have been licensed for use by CME. All other trademarks are the property of their respective owners.
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
•our ability to manage the risks, control the costs and achieve the synergies associated with our strategy for acquisitions, investments and alliances, including those associated with the performance of our joint venture with S&P Dow Jones (S&P Dow Jones Indices LLC) in index services, our primary business and distribution partners’ actions and our partnership with Google, including our ability to manage the successful implementation of our agreements with Google and our data center partners;
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

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,446.8	$2,892.4
Marketable securities	123.2	113.2
Accounts receivable, net of allowance of $9.2 and $9.0	642.9	573.1
Other current assets (includes $6.5 and $6.3 in restricted cash)	546.7	559.4
Performance bonds and guaranty fund contributions	149,041.2	98,895.4
Total current assets	152,800.8	103,033.5
Property, net of accumulated depreciation and amortization of $983.2 and $1,024.3	355.2	386.2
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,667.8	2,821.6
Goodwill	10,514.5	10,486.9
Other assets	3,631.0	3,543.5
Total Assets	$187,144.6	$137,447.0

Liabilities and Equity
Current Liabilities:
Accounts payable	$74.9	$79.9
Short-term debt	—	749.8
Other current liabilities	471.1	2,588.8
Performance bonds and guaranty fund contributions	149,041.2	98,895.4
Total current liabilities	149,587.2	102,313.9
Long-term debt	3,421.3	2,678.2
Deferred income tax liabilities, net	5,220.1	5,246.8
Other liabilities	725.7	721.2
Total Liabilities	158,954.3	110,960.1

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of September 30, 2025 and December 31, 2024; 4,584 issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at September 30, 2025 and December 31, 2024; 359,849 and 359,602 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	22,436.9	22,403.0
Retained earnings	5,706.4	4,185.8
Accumulated other comprehensive income (loss)	43.4	(105.5)
Total CME Group Shareholders’ Equity	28,190.3	26,486.9
Total Liabilities and Equity	$187,144.6	$137,447.0

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Clearing and transaction fees	$1,227.9	$1,297.1	$3,953.2	$3,755.9
Market data and information services	202.5	178.2	595.1	528.6
Other	107.2	109.1	323.6	320.3
Total Revenues	1,537.6	1,584.4	4,871.9	4,604.8
Expenses
Compensation and benefits	237.6	218.8	665.9	629.5
Technology	71.4	66.6	208.0	190.1
Professional fees and outside services	36.7	31.0	102.6	98.8
Amortization of purchased intangibles	56.2	55.7	167.5	166.4
Depreciation and amortization	26.4	28.2	81.0	87.0
Licensing and other fee agreements	81.6	97.6	274.4	271.4
Other	55.1	62.3	162.6	177.2
Total Expenses	565.0	560.2	1,662.0	1,620.4
Operating Income	972.6	1,024.2	3,209.9	2,984.4

Non-Operating Income (Expense)
Investment income	1,548.7	1,026.8	3,959.8	3,142.6
Interest and other borrowing costs	(44.0)	(40.2)	(129.7)	(120.2)
Equity in net earnings of unconsolidated subsidiaries	96.3	86.1	283.5	259.7
Other non-operating income (expense)	(1,396.6)	(920.0)	(3,571.4)	(2,821.7)
Total Non-Operating Income (Expense)	204.4	152.7	542.2	460.4
Income before Income Taxes	1,177.0	1,176.9	3,752.1	3,444.8
Income tax provision	269.0	264.1	862.8	793.6
Net Income	$908.0	$912.8	$2,889.3	$2,651.2
Net Income Attributable to Common Shareholders of CME Group	$896.6	$901.3	$2,853.0	$2,617.8

Earnings per Share Attributable to Common Shareholders of CME Group:
Basic	$2.49	$2.51	$7.93	$7.29
Diluted	2.49	2.50	7.92	7.27
Weighted Average Number of Common Shares:
Basic	359,686	359,400	359,653	359,329
Diluted	360,422	359,989	360,330	359,899
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$908.0	$912.8	$2,889.3	$2,651.2
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	0.2	0.6	0.3	0.6
Income tax benefit (expense)	(0.1)	(0.2)	(0.1)	(0.2)
Investment securities, net	0.1	0.4	0.2	0.4
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	(1.2)	(5.9)
Amortization of net actuarial (gains) losses included in compensation and benefits expense	(0.1)	0.1	(0.2)	0.1
Income tax benefit (expense)	—	—	0.3	1.5
Defined benefit plans, net	(0.1)	0.1	(1.1)	(4.3)
Derivative investments:
Reclassification of net unrealized (gains) losses to interest expense and other non-operating income (expense)	(1.1)	(0.9)	(3.1)	(2.7)
Income tax benefit (expense)	0.4	0.3	0.9	0.7
Derivative investments, net	(0.7)	(0.6)	(2.2)	(2.0)
Foreign currency translation:
Foreign currency translation adjustments	(1.9)	88.4	162.4	54.8
Income tax benefit (expense)	0.6	(4.2)	(10.4)	(4.2)
Foreign currency translation, net	(1.3)	84.2	152.0	50.6
Other comprehensive income (loss), net of tax	(2.0)	84.1	148.9	44.7
Comprehensive income	$906.0	$996.9	$3,038.2	$2,695.9
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Nine Months Ended, September 30, 2025
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at December 31, 2024	4,584	359,602	3	$22,406.6	$4,185.8	$(105.5)	$26,486.9
Net income					2,889.3		2,889.3
Other comprehensive income (loss)						148.9	148.9
Dividends on common and preferred stock of $3.75 per share					(1,368.7)		(1,368.7)
Vesting of issued restricted Class A common stock		252		(31.0)			(31.0)
Shares issued to Board of Directors		11		3.0			3.0
Shares issued under Employee Stock Purchase Plan		16		4.2			4.2
Repurchase of Class A common stock (1)		(32)		(8.2)			(8.2)
Stock-based compensation				65.9			65.9
Balance at September 30, 2025	4,584	359,849	3	$22,440.5	$5,706.4	$43.4	$28,190.3

	Quarter Ended, September 30, 2025
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at June 30, 2025	4,584	359,647	3	$22,438.7	$5,254.9	$45.4	$27,739.0
Net income					908.0		908.0
Other comprehensive income (loss)						(2.0)	(2.0)
Dividends on common and preferred stock of $1.25 per share					(456.5)		(456.5)
Vesting of issued restricted Class A common stock		202		(22.2)			(22.2)
Stock-based compensation				24.0			24.0
Balance at September 30, 2025	4,584	359,849	3	$22,440.5	$5,706.4	$43.4	$28,190.3

(1) In December 2024, the board of directors approved a share repurchase program (the Share Repurchase Program), which authorizes the repurchase of up to $3.0 billion of CME Group Class A common stock at prevailing market prices. During the three and nine months ended September 30, 2025, 0 and 32,265 shares of outstanding Class A common stock were repurchased, respectively. The average price was $253.05 per share for a total of $8.2 million. The remaining aggregate amount under the existing Share Repurchase Program is $2,991.8 million. Shares are retired upon repurchase and not held as treasury stock.

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Nine Months Ended, September 30, 2024
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at December 31, 2023	4,584	359,231	3	$22,338.3	$4,455.2	$(55.6)	$26,737.9
Net income					2,651.2		2,651.2
Other comprehensive income (loss)						44.7	44.7
Dividends on common stock and preferred stock of $3.45 per share					(1,258.2)		(1,258.2)
Vesting of issued restricted Class A common stock		289		(29.5)			(29.5)
Shares issued to Board of Directors		19		3.7			3.7
Shares issued under Employee Stock Purchase Plan		20		4.0			4.0
Stock-based compensation				62.4			62.4
Balance at September 30, 2024	4,584	359,559	3	$22,378.9	$5,848.2	$(10.9)	$28,216.2

	Quarter Ended, September 30, 2024
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at June 30, 2024	4,584	359,361	3	$22,375.7	$5,355.1	$(95.0)	$27,635.8
Net income					912.8		912.8
Other comprehensive income (loss)						84.1	84.1
Dividends on common stock and preferred stock of $1.15 per share					(419.7)		(419.7)
Vesting of issued restricted Class A common stock		198		(17.1)			(17.1)
Stock-based compensation				20.3			20.3
Balance at September 30, 2024	4,584	359,559	3	$22,378.9	$5,848.2	$(10.9)	$28,216.2

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$2,889.3	$2,651.2
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	65.9	62.4
Amortization of purchased intangibles	167.5	166.4
Depreciation and amortization	81.0	87.0
Net realized and unrealized (gains) losses on investments	(3.0)	(11.7)
Deferred income taxes	(27.4)	(21.9)
Change in:
Accounts receivable	(69.9)	(95.2)
Other current assets	(21.9)	598.7
Other assets	81.4	38.1
Accounts payable	(5.0)	39.3
Income taxes payable	27.6	(128.0)
Other current liabilities	(9.3)	(691.4)
Other liabilities	(7.6)	(17.0)
Other	(25.4)	(5.3)
Net Cash Provided by Operating Activities	3,143.2	2,672.6

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	6.2	4.9
Purchases of available-for-sale marketable securities	(4.9)	(4.3)
Purchases of property, net	(51.0)	(67.8)
Investments in privately-held equity investments	(3.4)	(3.6)
Proceeds from sales of investments	—	13.5
Net Cash Used in Investing Activities	(53.1)	(57.3)

Cash Flows from Financing Activities
Proceeds from debt, net of issuance costs	740.6	—
Repayment of debt	(750.0)	—
Cash dividends	(3,478.0)	(3,165.4)
Repurchase of Class A common stock, including costs	(8.2)	—
Change in performance bond and guaranty fund contributions	50,145.7	9,264.5
Employee taxes paid on restricted stock vesting	(31.0)	(29.5)
Other	(8.8)	(9.0)
Net Cash Provided by Financing Activities	46,610.3	6,060.6

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$49,700.4	$8,675.9
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	101,794.1	93,109.7
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	$151,494.5	$101,785.6

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents:
Cash and cash equivalents	$2,446.8	$2,322.1
Short-term restricted cash	6.5	6.5
Restricted cash and restricted cash equivalents (performance bonds and guaranty fund contributions)	149,041.2	99,457.0
Total	$151,494.5	$101,785.6

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$855.2	$938.6
Interest paid	111.7	106.0

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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the company at September 30, 2025 and December 31, 2024 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (SEC) on February 27, 2025.
2. Accounting Policies
Recent Accounting Pronouncements. The following accounting pronouncements were issued during 2025:
In July 2025, the FASB issued an accounting standards update which provides a practical expedient when estimating the amount of expected credit losses on current accounts receivable and current contract assets. This update permits entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. Therefore, entities will not need to develop reasonable and supportable forecasts of future economic conditions. The practical expedient must be applied consistently across all current accounts receivable and current contract assets. This guidance is effective beginning in 2026, on an interim and annual basis, and must be adopted prospectively. Upon adoption, entities are required to disclose whether they have applied the practical expedient. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In September 2025, the FASB issued an accounting standards update that clarifies and modernizes the accounting for costs related to internal-use software. The guidance removes all references to project stages and clarifies the threshold entities apply to begin capitalizing costs. With the removal of all references to project stages, the new guidance requires entities to begin capitalizing software costs when both of the following occur: (a) Management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and (b) It is probable that the project will be completed and the software will be used to perform the function intended. The guidance specifies that the property, plant, and equipment disclosure requirements apply to capitalized software costs, regardless of how those costs are presented in the financial statements. The guidance is effective beginning in 2028, on an interim and annual basis. Entities may apply the guidance using a prospective, retrospective, or modified transition approach. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
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
The following table represents a disaggregation of revenue from contracts with customers by product line for the quarters and nine months ended September 30, 2025 and 2024:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Interest rates	$417.2	$445.8	$1,315.0	$1,249.1
Equity indexes	261.9	291.8	867.7	828.1
Foreign exchange	44.9	51.9	150.7	150.2
Agricultural commodities	155.9	139.1	495.0	432.5
Energy	178.3	204.9	612.1	601.0
Metals	79.4	71.8	235.4	218.4
BrokerTec fixed income	39.3	33.3	112.2	108.9
EBS foreign exchange	30.5	35.2	103.2	99.0
Interest rate swap	20.5	23.3	61.9	68.7
Total clearing and transaction fees	1,227.9	1,297.1	3,953.2	3,755.9
Market data and information services	202.5	178.2	595.1	528.6
Other	107.2	109.1	323.6	320.3
Total revenues	$1,537.6	$1,584.4	$4,871.9	$4,604.8

Timing of Revenue Recognition
Services transferred at a point in time	$1,201.1	$1,270.0	$3,871.9	$3,677.5
Services transferred over time	331.3	309.5	984.2	912.2
One-time charges and miscellaneous revenues	5.2	4.9	15.8	15.1
Total revenues	$1,537.6	$1,584.4	$4,871.9	$4,604.8
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis upon commencement of services under the customer contract. These upfront customer payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the third quarter of 2025 were not materially impacted by any other factors. The balance of contract liabilities was $31.3 million and $15.6 million as of September 30, 2025 and December 31, 2024, respectively.

4. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contribution Reinvestment. CME reinvests cash performance bonds and guaranty fund contributions and distributes a portion of the interest earned back to the clearing firms. The reinvestment of cash can include certain commercial and central bank deposits, government securities, reverse repurchase agreements, and money market funds. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to maintain cash accounts at the Federal Reserve Bank of Chicago. At September 30, 2025, CME maintained $138.4 billion within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets. Cash performance bonds and guaranty fund contributions are included as restricted cash and restricted cash equivalents on the consolidated statements of cash flows.
In the third quarter and first nine months of 2025, earnings from cash performance bond and guaranty fund contributions were $1,514.1 million and $3,875.3 million, respectively, compared with $991.3 million and $3,035.6 million in the third quarter and first nine months of 2024, respectively. In the third quarter and first nine months of 2025, expenses related to the distribution of interest earned on collateral reinvestments were $1,399.2 million and $3,578.5 million, respectively, compared with $922.6 million and $2,829.4 million in the third quarter and first nine months of 2024, respectively. The earnings from cash performance bonds and guaranty fund contributions are included in investment income and the expense related to the distribution of interest earned is included in other non-operating income (expense) on the consolidated statements of income.
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
During the first nine months of 2025, the clearing house transferred an average of approximately $6.7 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. Management has assessed the fair value of the company’s settlement guarantee liability by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing firm and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at September 30, 2025 and December 31, 2024. The company does not have a history of significant losses recognized on performance bond collateral as posted by our clearing firms, and management currently does not anticipate any future credit losses on its performance bond assets. Accordingly, the company has not provided an allowance for credit losses on these performance bond deposits, nor has it recorded any liabilities to reflect an allowance for credit losses related to our off-balance sheet credit exposures and guarantees.

5. Intangible Assets and Goodwill
Intangible assets consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$4,705.0	$(2,504.5)	$2,200.5	$4,683.5	$(2,334.4)	$2,349.1
Technology-related intellectual property	62.5	(62.5)	—	62.5	(62.5)	—
Other	73.8	(56.5)	17.3	71.1	(48.6)	22.5
Total amortizable intangible assets	$4,841.3	$(2,623.5)	$2,217.8	$4,817.1	$(2,445.5)	$2,371.6

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,667.8			$2,821.6
Trading products (1)			$17,175.3			$17,175.3
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
Total amortization expense for intangible assets was $56.2 million and $55.7 million for the quarters ended September 30, 2025 and 2024, respectively. Total amortization expense for intangible assets was $167.5 million and $166.4 million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, the net book value of amortizable intangible assets included $13.6 million of foreign currency translation for the period.
As of September 30, 2025, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2025	$55.8
2026	223.1
2027	221.8
2028	215.1
2029	215.1
2030	215.1
Thereafter	1,071.8

Goodwill activity consisted of the following for the periods ended September 30, 2025 and December 31, 2024:

(in millions)	Goodwill
Balance at December 31, 2023	$10,495.3
Foreign currency translation	(8.4)
Balance at December 31, 2024	10,486.9
Foreign currency translation	27.6
Balance at September 30, 2025	$10,514.5

6. Debt
Short-term debt consisted of the following at September 30, 2025 and December 31, 2024:

(in millions)	September 30, 2025	December 31, 2024
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (1)	$—	$749.8
Total short-term debt	$—	$749.8
(1)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.11%.
Long-term debt consisted of the following at September 30, 2025 and December 31, 2024:

(in millions)	September 30, 2025	December 31, 2024
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	$498.8	$498.5
$750.0 million fixed rate notes due March 2030, stated rate of 4.40%	741.6	—
$750.0 million fixed rate notes due March 2032, stated rate of 2.65%	744.4	743.7
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (1)	744.5	744.3
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	692.0	691.7
Total long-term debt	$3,421.3	$2,678.2
(1)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.73%.
Long-term debt maturities, at par value, were as follows at September 30, 2025:

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
A putative class action complaint was filed January 15, 2014 in the Circuit Court of Cook County, Chancery Division, against CME Group Inc. and the Board of Trade of the City of Chicago, Inc. The plaintiffs, certain Class B shareholders of CME Group and Class B members of CBOT, allege breach of contract and breach of the implied covenant of good faith and fair dealing for violations of their core rights granted in the defendants’ respective Certificates of Incorporation. On December 2, 2021, the court granted the plaintiffs’ motion for certification of a damages-only class. In early 2024, the defendants moved for summary judgment on all claims. On April 16, 2025, the court granted the motion in part and denied the motion in part, and set the remaining claims for a jury trial. After a three week trial, on July 25, 2025, the jury returned a unanimous verdict in favor of the defendants on all counts. Plaintiffs have filed a post-trial motion seeking a new trial, and we expect the plaintiffs to appeal the verdict should the post-trial motions be denied.
In addition, the company is a defendant in, and has potential for, various other legal proceedings arising from its regular business activities. While the ultimate results of such proceedings against the company cannot be predicted with certainty, the company believes that the resolution of any of these matters on an individual or aggregate basis will not have a material impact on its consolidated financial position or results of operations. No accrual was required for contingent legal and regulatory matters as none were probable and estimable as of September 30, 2025 and December 31, 2024.
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
The components of lease costs were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Operating lease expense:
Operating lease cost	$12.6	$12.7	$26.4	$38.9
Short-term lease cost	0.1	0.1	0.3	0.3
Total operating lease expense included in other expense	$12.7	$12.8	$26.7	$39.2

Finance lease expense:
Interest expense	$0.5	$0.5	$1.5	$1.7
Depreciation expense	2..2	2.2	6.5	6.5
Total finance lease expense	$2.7	$2.7	$8.0	$8.2

Sublease revenue included in other revenue	$3.2	$2.5	$9.4	$7.2
Supplemental cash flow information related to leases was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Cash outflows for operating leases	$14.5	$15.4	$44.8	$45.9
Cash outflows for finance leases	4.4	4.3	13.1	13.0

Supplemental balance sheet information related to leases was as follows:
Operating leases

(in millions)	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$219.9	$231.1

Operating lease liabilities:
Other current liabilities	$46.3	$44.7
Other liabilities	249.0	289.3
Total operating lease liabilities	$295.3	$334.0

Weighted average remaining lease term (in months)	101	106
Weighted average discount rate	4.1%	4.2%
Finance leases

(in millions)	September 30, 2025	December 31, 2024
Finance lease right-of-use assets	$47.7	$54.2

Finance lease liabilities:
Other current liabilities	$8.9	$8.7
Other liabilities	44.0	50.7
Total finance lease liabilities	$52.9	$59.4

Weighted average remaining lease term (in months)	66	75
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of September 30, 2025 for operating and finance leases:

(in millions)	Operating Leases
Remainder of 2025	$14.4
2026	57.1
2027	49.7
2028	44.0
2029	33.3
2030	32.3
Thereafter	111.3
Total lease payments	342.1
Less: imputed interest	(46.8)
Present value of lease liability	$295.3

(in millions)	Finance Leases
Remainder of 2025	$4.4
2026	17.6
2027	17.8
2028	17.9
2029	18.1
2030	18.3
Thereafter	4.6
Total lease payments	98.7
Less: imputed interest	(45.8)
Present value of lease liability	$52.9
9. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through April 2027. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a two-year period after April 2027 unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of irrevocable, standby letters of credit. At September 30, 2025, CME was contingently liable to SGX on letters of credit totaling $400.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. Management has assessed the fair value of the company’s guarantee liability under this mutual offset agreement by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at September 30, 2025 and December 31, 2024.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company’s agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the Fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is nominal and therefore has not recorded any liability at September 30, 2025 and December 31, 2024.

10. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2024	$(0.3)	$(14.1)	$59.3	$(150.4)	$(105.5)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	0.3	(1.2)	—	162.4	161.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.2)	(3.1)	—	(3.3)
Income tax benefit (expense)	(0.1)	0.3	0.9	(10.4)	(9.3)
Net current period other comprehensive income (loss)	0.2	(1.1)	(2.2)	152.0	148.9
Balance at September 30, 2025	$(0.1)	$(15.2)	$57.1	$1.6	$43.4

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2023	$(0.4)	$(23.4)	$62.0	$(93.8)	$(55.6)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	0.6	(5.9)	—	54.8	49.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.1	(2.7)	—	(2.6)
Income tax benefit (expense)	(0.2)	1.5	0.7	(4.2)	(2.2)
Net current period other comprehensive income (loss)	0.4	(4.3)	(2.0)	50.6	44.7
Balance at September 30, 2024	$—	$(27.7)	$60.0	$(43.2)	$(10.9)
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

Recurring Fair Value Measurements. Financial assets and liabilities recorded at fair value on the consolidated balance sheet as of September 30, 2025 were classified in their entirety based on the lowest level of input that was significant to each asset and liability’s fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	September 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$7.7	$—	$—	$7.7
Mutual funds	115.3	—	—	115.3
Equity securities	0.2	—	—	0.2
Total Marketable Securities	123.2	—	—	123.2
Total Assets at Fair Value	$123.2	$—	$—	$123.2
Non-Recurring Fair Value Measurements. The company recognized an unrealized gain on investments of $1.4 million on an equity investment without readily determinable fair value during the first nine months of 2025. The fair value of this investment was estimated to be $10.2 million at September 30, 2025. This fair value assessment was based on quantitative factors, including observable price changes. The fair value measurement of this investment is considered level 3 and non-recurring. This investment is included in other assets on the consolidated balance sheet.
Fair Values of Debt Notes. The following presents the estimated fair values of short-term and long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below are classified as level 2 under the fair value hierarchy and were estimated using quoted market prices in inactive markets.
At September 30, 2025, the fair values were as follows:

(in millions)	Fair Value	Level
$500.0 million fixed rate notes due June 2028	$498.9	Level 2
$750.0 million fixed rate notes due March 2030	759.3	Level 2
$750.0 million fixed rate notes due March 2032	682.1	Level 2
$750.0 million fixed rate notes due September 2043	767.6	Level 2
$700.0 million fixed rate notes due June 2048	596.9	Level 2

12. Earnings Per Share
The company uses the two-class method to calculate basic and diluted earnings per common share because the shares of its Series G preferred stock are participating securities. Under the two-class method, undistributed earnings are allocated to common stock and participating securities according to their respective rights in undistributed earnings, as if all of the earnings for the period had been distributed. Basic earnings per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Net income attributable to common shareholders is reduced for preferred stock dividends earned during the period. Preferred stock also receives a proportionate allocation of undistributed or overdistributed earnings for the period because the shares of its Series G preferred stock have a contractual obligation to share in profits and losses of the company. Diluted earnings per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding plus potentially dilutive common shares. Anti-dilutive stock awards were as follows for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Stock awards	—	333	79	334
Total	—	333	79	334
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income (in millions)	$908.0	$912.8	$2,889.3	$2,651.2
Less: preferred stock dividends	(5.7)	(5.3)	(17.2)	(15.8)
Less: undistributed earnings allocated to preferred stock	(5.7)	(6.2)	(19.1)	(17.6)
Net Income Attributable to Common Shareholders of CME Group	$896.6	$901.3	$2,853.0	$2,617.8

Weighted Average Number of Common Shares (in thousands):
Basic	359,686	359,400	359,653	359,329
Effect of restricted stock and performance shares	736	589	677	570
Diluted	360,422	359,989	360,330	359,899
Earnings per Common Share Attributable to Common Shareholders of CME Group:
Basic	$2.49	$2.51	$7.93	$7.29
Diluted	2.49	2.50	7.92	7.27
13. Segment Reporting
The company's business is conducted through one reportable business segment, CME Group consolidated. The company has one operating segment as this is the level at which resource allocation and operating decisions regarding company performance are evaluated and determined by the senior leadership team.
The chief operating decision maker (CODM) reviews the financial results of CME Group consolidated on an ongoing basis throughout the year. As a single segment, the segment profitability measure is consolidated net income. Consolidated net income informs key operating decisions as made by the CODM, which include bonus allocation, discretionary share-based awards, liquidity and cash needs, new product development, existing product expansion and product discontinuation. Consolidated net income is deemed the best indicator of segment performance. Segment assets are not reported to, or used by, the CODM to allocate resources or to assess performance.
The CODM evaluates current period consolidated net income performance as compared to prior periods, budgeted results and forecasts. The CODM reviews consolidated revenues as disaggregated by the following: clearing and transaction fees as a combination of rate per contract and average daily volume for each major asset class, market data fee revenue and other revenue. The significant expense categories are consistent with those presented on the face of the consolidated statements of income. The components of non-operating income are also reviewed by the CODM. It is noted that the level of financial information provided to the CODM is consistent with the financial statement line items as disclosed in our consolidated statements of income.

14. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued. On October 10, 2025, S&P Global and CME Group completed the sale of OSTTRA, our 50% equity method investment, to investment funds managed by KKR & Co. Inc. OSTTRA is a provider of post-trade solutions for the over the counter market. The carrying amount of the company's investment in OSTTRA was $1.2 billion at September 30, 2025 and was included in other assets on the consolidated balance sheets. The total enterprise value of OSTTRA was $3.1 billion, which will be divided evenly between S&P Global and CME Group pursuant to the 50/50 joint venture. The company expects to recognize a net gain of approximately $300.0 million in the fourth quarter of 2025.

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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except per share data)	2025	2024	Change	2025	2024	Change
Total revenues	$1,537.6	$1,584.4	(3)%	$4,871.9	$4,604.8	6%
Total expenses	565.0	560.2	1	1,662.0	1,620.4	3
Operating margin	63.3%	64.6%		65.9%	64.8%
Non-operating income (expense)	$204.4	$152.7	34	$542.2	$460.4	18
Effective tax rate	22.9%	22.4%		23.0%	23.0%
Net income	$908.0	$912.8	(1)	$2,889.3	$2,651.2	9
Diluted earnings per common share	2.49	2.50	—	7.92	7.27	9
Cash flows from operating activities				3,143.2	2,672.6	18
Revenues

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2025	2024	Change	2025	2024	Change
Clearing and transaction fees	$1,227.9	$1,297.1	(5)%	$3,953.2	$3,755.9	5%
Market data and information services	202.5	178.2	14	595.1	528.6	13
Other	107.2	109.1	(2)	323.6	320.3	1
Total Revenues	$1,537.6	$1,584.4	(3)	$4,871.9	$4,604.8	6
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

	Quarter Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Total contract volume (in millions)	1,620.6	1,810.5	(10)%	5,309.8	5,052.8	5%
Clearing and transaction fees (in millions)	$1,137.6	$1,205.3	(6)	$3,675.9	$3,479.3	6
Average rate per contract	$0.702	$0.666	5	$0.692	$0.689	1

We estimate the following net changes in clearing and transaction fees based on the changes in total contract volumes and the changes in average rate per contract for futures and options during the third quarter and first nine months of 2025 when compared with the same periods in 2024.

(in millions)	Quarter Ended	Nine Months Ended
Increase (decrease) due to changes in total contract volume	$(133.4)	$178.0
Increases due to changes in average rate per contract	65.7	18.6
Net increase (decrease) in clearing and transaction fees	$(67.7)	$196.6
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

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2025	2024	Change	2025	2024	Change
Average Daily Volume by Product Line:
Interest rates	13,378	14,881	(10)%	14,611	13,877	5%
Equity indexes	6,278	7,407	(15)	7,297	7,018	4
Foreign exchange	834	1,088	(23)	1,024	1,050	(3)
Agricultural commodities	1,712	1,614	6	1,876	1,696	11
Energy	2,295	2,571	(11)	2,754	2,478	11
Metals	825	728	13	833	758	10
Aggregate average daily volume	25,322	28,289	(10)	28,395	26,877	6
Average Daily Volume by Venue:
CME Globex	23,418	26,199	(11)	26,377	24,792	6
Open outcry	989	1,096	(10)	955	1,082	(12)
Privately negotiated	915	994	(8)	1,063	1,003	6
Aggregate average daily volume	25,322	28,289	(10)	28,395	26,877	6
Electronic Volume as a Percentage of Total Volume	92%	93%		93%	92%
Market uncertainty remained high through the first half of 2025. Interest rate, equity and foreign exchange markets experienced significant uncertainty surrounding the economic impacts of anticipated and implemented tariffs and the effect they may have on the United States Federal Reserve’s (Federal Reserve) interest rate policy decision. In addition, market uncertainty also remained high within the energy, metals and agricultural commodities markets in the first half of 2025, mainly as a result of new and existing geopolitical tensions, including the anticipation and implementation of tariffs, as well as uncertain weather conditions in 2025. However, in the third quarter of 2025, overall market volatility subsided relative to periods of very high volatility earlier in the year as market uncertainty tapered as a result of consistent inflation data and more clarity surrounding the Federal Reserve's interest rate policy decision. We believe these factors contributed to an increase in volume in the first nine months of 2025 when compared with the same periods in 2024 and lower volume in the third quarter of 2025.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2025	2024	Change	2025	2024	Change
SOFR futures and options:
Futures expiring within two years	2,725	3,044	(10)%	3,001	2,676	12%
Options	1,560	1,790	(13)	1,456	1,661	(12)
Futures expiring beyond two years	962	1,069	(10)	1,111	954	16
U.S. Treasury futures and options:
10-Year	2,817	3,376	(17)	3,319	3,279	1
5-Year	1,900	2,088	(9)	2,124	2,014	6
2-Year	1,058	1,142	(7)	1,126	1,045	8
Treasury Bond	684	699	(2)	774	701	10
Ultra T-Note	662	668	(1)	750	669	12
Ultra T-Bond	416	427	(3)	438	421	4
Federal Funds futures and options	555	529	5	468	414	13
In the third quarter of 2025, interest rate contract volume was lower compared to the same period in 2024, due to lower overall market volatility. We believe the lower volatility was a result of more clarity surrounding the Federal Reserve's interest rate policy decision as well as consistent trends in inflation data.
Overall interest rate contract volume increased in the first nine months of 2025 when compared with the same period in 2024, due to higher overall volatility in early 2025. We believe this was due to market uncertainty surrounding the Federal Reserve's interest rate policy decision as well as mixed inflation data in the first half of 2025. In addition, new and existing geopolitical tensions as well as the potential economic impacts of anticipated and implemented tariffs also led to higher overall volatility in the first half of 2025. We believe these factors contributed to higher overall interest rate volume in the first nine months of 2025 when compared with the same period in 2024.
Equity Index and Cryptocurrency Products
The following table summarizes average daily contract volume for our key equity index and cryptocurrency products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2025	2024	Change	2025	2024	Change
E-mini S&P 500 futures and options	3,454	4,320	(20)%	4,099	4,136	(1)%
E-mini Nasdaq 100 futures and options	1,888	2,277	(17)	2,293	2,127	8
E-mini Russell 2000 futures and options	272	337	(19)	300	319	(6)
E-mini Dow futures and options	176	262	(33)	228	247	(7)
Ether futures and options	239	46	n.m.	146	36	n.m.
Bitcoin futures and options	86	59	45	92	53	72
_________
n.m. not meaningful
Equity index contract volume decreased in the third quarter of 2025 when compared with the same period in 2024 due to lower overall equity market volatility. We believe lower market volatility was a result of less uncertainty surrounding the Federal Reserve's interest rate policy decision as well as consistent trends in inflation data.
Overall equity index contract volume increased in the first nine months of 2025 when compared with the same period in 2025, due to higher overall volatility in early 2025. We believe this was due to new and existing geopolitical tensions as well as the potential economic impacts of anticipated and implemented tariffs in the first half of 2025.
In addition, we believe volumes for our cryptocurrency products were higher as a result of the broader acceptance of cryptocurrency products.

Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2025	2024	Change	2025	2024	Change
Euro	223	257	(13)%	267	257	4%
Japanese Yen	156	227	(31)	192	201	(5)
British Pound	93	126	(26)	110	123	(10)
Australian dollar	86	125	(31)	106	119	(11)
Canadian dollar	66	105	(37)	96	104	(7)
In the third quarter and first nine months of 2025, overall foreign exchange volumes decreased when compared with the same periods in 2024 due to lower market volatility. We believe this was the result of less uncertainty surrounding the global central bank's interest rate policies as well as consistent trends in inflation data, which has led to overall decreases in foreign exchange contract volumes.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2025	2024	Change	2025	2024	Change
Corn	493	481	2%	583	509	14%
Soybean	347	329	6	373	352	6
Wheat	206	196	5	246	234	5
Overall commodity contract volumes increased in the third quarter and first nine months of 2025 when compared with the same periods in 2024. We believe these increases were due to higher overall market volatility as a result of uncertainty surrounding the potential economic impacts of anticipated and implemented tariffs as they relate to the commodities market. In addition, changes in market expectations regarding grain supplies as well as uncertain weather conditions in 2025 also led to increases in volumes. We believe these factors contributed to higher overall commodity volumes in the third quarter and first nine months of 2025 compared with the same periods in 2024.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2025	2024	Change	2025	2024	Change
WTI crude oil	1,018	1,290	(21)%	1,251	1,185	5%
Natural gas	745	723	3	893	780	15
Refined products	358	388	(8)	406	383	6
Energy contract volume decreased in the third quarter 2025 when compared with the same period in 2024, which we believe was due to lower overall market volatility. Crude oil volatility subsided as a result of easing geopolitical tensions in the Middle East as well as more clarity surrounding global trade negotiations.
Overall energy contract volume increased in the first nine months of 2025 when compared with the same period in 2024, due to higher overall volatility. In the first half of 2025, crude oil volatility was higher as a result of geopolitical tensions across the globe, a shift in global supply levels, and the potential economic impacts of anticipated and implemented tariffs. Natural gas volatility was higher as a result of uncertain weather conditions and a shift in supplies in the United States in 2025, which impacted prices throughout the year. We believe these factors contributed to higher overall energy volume in the first nine months of 2025 compared with the same periods in 2024.

Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2025	2024	Change	2025	2024	Change
Gold	577	447	29%	571	436	31%
Silver	116	119	(3)	112	127	(12)
Copper	78	113	(31)	96	145	(34)
In the third quarter and first nine months of 2025, overall metal contract volumes increased when compared with the same periods in 2024. We believe gold volumes increased as a result of increased price volatility caused by investors using gold as a safe-haven alternative investment due to uncertainty in other markets. The decreases in silver and copper volumes are due to reductions in demand for the metals due to economic instability as well as risk aversion by traders. We believe these factors contributed to higher overall metals volumes in the third quarter and first nine months of 2025 compared with the same periods in 2024.
Average Rate per Contract
The average rate per contract increased in the third quarter and first nine months of 2025 when compared with the same periods in 2024. The increases in the average rate per contract were primarily due to higher commodities, energy and metals contract volumes as a percentage of total volumes. In addition, the overall increases in average rate per contract were due to an increase in our fee structure, which went into effect on February 1, 2025.
Cash Markets Business
Total clearing and transaction fees revenues in the third quarter and first nine months of 2025 include $69.8 million and $215.4 million, respectively, of transaction fees attributable to the cash markets business, compared with $68.5 million and $207.9 million, respectively, in the third quarter and first nine months of 2024. This revenue includes BrokerTec Americas LLC's fixed income volume and EBS's foreign exchange volume.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in millions)	2025	2024	Change	2025	2024	Change
BrokerTec fixed income transaction fees	$39.3	$33.3	18%	$112.2	$108.9	3%
EBS foreign exchange transaction fees	30.5	35.2	(13)	103.2	99.0	4
The related average daily notional value for the third quarter and first nine months of 2025 and 2024 were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in billions)	2025	2024	Change	2025	2024	Change
U.S. Repo	$379.4	$297.2	28%	358.3	$292.7	22%
European Repo (in euros)	292.1	285.9	2	309.4	289.5	7
U.S. Treasury	83.8	109.3	(23)	103.0	102.1	1
Spot FX	56.6	67.0	(16)	67.0	58.9	14
Overall average daily notional values for the cash markets business were higher in the third quarter and first nine months of 2025 when compared with the same periods in 2024 due to higher overall U.S. debt issuances. U.S. debt issuances were significantly higher in the third quarter and first nine months of 2025 as a result of the increase of the debt ceiling in early 2025, which resulted in an increase in U.S. Repo volumes. The increase in the third quarter of 2025 was partially offset by lower volatility within our U.S. Treasury products, as a result of more clarity surrounding the Federal Reserve's interest rate policy decision as well as consistent trends in inflation data.

Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One individual firm represented at least 10% of our clearing and transaction fees in the first nine months of 2025. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
Market data and information services. During the third quarter and first nine months of 2025, overall market data and information services revenues increased when compared with the same periods in 2024, largely due to price increases for certain products as well as higher usage of certain products.
The two largest resellers of our market data represented approximately 31% of our market data and information services revenue in the first nine months of 2025. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2025	2024	Change	2025	2024	Change
Compensation and benefits	$237.6	$218.8	9%	$665.9	$629.5	6%
Technology	71.4	66.6	7	208.0	190.1	9
Professional fees and outside services	36.7	31.0	19	102.6	98.8	4
Amortization of purchased intangibles	56.2	55.7	1	167.5	166.4	1
Depreciation and amortization	26.4	28.2	(6)	81.0	87.0	(7)
Licensing and other fee agreements	81.6	97.6	(16)	274.4	271.4	1
Other	55.1	62.3	(11)	162.6	177.2	(8)
Total Expenses	$565.0	$560.2	1	$1,662.0	$1,620.4	3
Operating expenses increased by $4.8 million and $41.6 million, respectively, in the third quarter and first nine months of 2025 when compared with the same periods in 2024. The following table shows the estimated impacts of key factors resulting in the changes in operating expenses:

	Quarter Ended September 30, 2025		Nine Months Ended September 30,
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Salaries, benefits and employer taxes	$6.5	1%	$27.5	2%
Technology support services	5.8	1	18.1	1
Legal fees	10.0	2	17.3	1
Google Cloud professional fees	(3.2)	(1)	(10.5)	(1)
Rent expense	(0.4)	—	(14.7)	(1)
Other expenses, net	(13.9)	(2)	3.9	1
Total increase	$4.8	1%	$41.6	3%
Increases in operating expenses in the third quarter and first nine months of 2025 when compared with the same periods in 2024 were as follows:
•Salaries, benefits and employer taxes expenses were higher as a result of salary increases that went into effect during the first quarter of 2025 as well as an increase in headcount during 2025, which was primarily attributable to additional headcount in the company's international locations.

•The increases in technology support services expenses were primarily driven by higher software license fees and third party services to support the ongoing Google Cloud transformation project.
•Legal fees were higher primarily due to the class action lawsuit litigation in the second and third quarter of 2025.
Decreases in operating expense in the third quarter and first nine months when compared with the same periods in 2024 were as follows:
•The decreases in professional fees related to the Google Cloud transformation project, which began in late 2021, were the result of a shift in need from an overall project consulting focus to a technology migration focus.
•Rent expenses decreased during the third quarter and first nine months of 2025 largely due to gains of $10.5 million recognized in the second quarter of 2025 resulting from a reduction in our leased office space.
Non-Operating Income (Expense)

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2025	2024	Change	2025	2024	Change
Investment income	$1,548.7	$1,026.8	51%	$3,959.8	$3,142.6	26%
Interest and other borrowing costs	(44.0)	(40.2)	9	(129.7)	(120.2)	8%
Equity in net earnings of unconsolidated subsidiaries	96.3	86.1	12	283.5	259.7	9
Other non-operating income (expense)	(1,396.6)	(920.0)	52	(3,571.4)	(2,821.7)	27
Total Non-Operating	$204.4	$152.7	34	$542.2	$460.4	18
Investment income. Earnings from cash performance bond and guaranty fund contributions that are reinvested increased in the third quarter and first nine months of 2025 when compared with the same periods in 2024 due to higher reinvestment balances, despite decreases in the average rate of return on the reinvestment balances. In the third quarter and first nine months of 2025, earnings from cash performance bond and guaranty fund contributions were $1,514.1 million and $3,875.3 million, respectively, compared with $991.3 million and $3,035.6 million, respectively, in the third quarter and first nine months of 2024. We also recognized lower net realized and unrealized gains on investments in the third quarter and first nine months of 2025.
Equity in net earnings (losses) of unconsolidated subsidiaries. Higher income generated from our S&P Dow Jones Indices LLC business venture contributed to increases in equity in net earnings (losses) of unconsolidated subsidiaries in the third quarter and first nine months of 2025 when compared with 2024.
Other non-operating income (expense). We recognized higher expenses related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms during the third quarter and first nine months of 2025 when compared with the same periods in 2024. In the third quarter and first nine months of 2025, expenses related to the distribution of interest earned on collateral reinvestments were $1,399.2 million and $3,578.5 million, respectively, compared with $922.6 million and $2,829.4 million, respectively, in the third quarter and first nine months of 2024.
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2025	2024
Quarter ended September 30	22.9%	22.4%
Nine months ended September 30	23.0	23.0
The overall effective tax rates remained relatively consistent in the third quarter and first nine months of 2025 when compared with the same periods in 2024.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first nine months of 2025 when compared with the same period in 2024, which was largely due to an increase in trading volume and higher interest earned on reinvestment of collateral, net of distributions. Cash used in investing activities remained relatively consistent in the first nine months of 2025 when compared with the same period in 2024. Cash provided by financing activities was higher during the first nine months of 2025 when compared with the same period in 2024 due to an increase in cash performance bonds and guaranty fund contributions.

Debt Instruments. The following table summarizes our debt outstanding at September 30, 2025:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event a clearing firm fails to promptly discharge an obligation to the clearing house operated by CME, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms, or in other cases as provided by the CME rulebook. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets (pursuant to the CME rulebook) can be used to collateralize the facility. At September 30, 2025, guaranty fund contributions available to collateralize the facility totaled $9.5 billion. We have the option to increase the line from $7.0 billion to $10.0 billion with the consent of the agent and lenders providing the additional funds. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME's consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At September 30, 2025, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
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
At September 30, 2025, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.

To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At September 30, 2025, the letters of credit totaled $400.0 million. We also maintain a $350.0 million line of credit to meet our obligations under this agreement.
The following table summarizes our credit ratings at September 30, 2025:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $2.4 billion and $2.9 billion at September 30, 2025 and December 31, 2024, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our corporate investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements and short-term bank deposits. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in cash performance bonds and guaranty fund contributions, other current assets or other assets in the consolidated balance sheets.
On December 5, 2024, we announced that our board of directors has approved a share repurchase program under which we are authorized to repurchase up to $3.0 billion of our outstanding Class A common stock, par value $0.01 per share (the common stock), from time to time through open market transactions, block trades, privately negotiated purchase transactions or other purchase techniques and may include purchases effected pursuant to one or more trading plans established pursuant to Rule 10b5-1 under the Exchange Act. The timing of any repurchases and the number of shares repurchased under the share repurchase program are within our discretion and may be affected by various factors, including general market and economic conditions; the market price of the common stock; CME Group’s earnings, financial condition, capital requirements and levels of indebtedness; legal requirements; and other considerations. The share repurchase program has no expiration date, does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time. As of September 30, 2025, the maximum remaining value of shares to be repurchased was $2,991.8 million.
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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Class A Shares Purchased		Average Price Paid per Share	Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in millions)
July 1 to July 31	58		$274.64	—	$2,991.8
August 1 to August 31	3,860		273.91	—	2,991.8
September 1 to September 30	83,585		259.14	—	2,991.8
Total	87,503	(2)		—
(1)On December 5, 2024, CME Group announced that its board of directors approved a share repurchase program under which CME Group is authorized to repurchase up to $3.0 billion of its outstanding Class A common stock, par value $0.01 per share (the common stock). The share repurchase program has no expiration date.
(2)Shares purchased consist of shares surrendered to satisfy employee tax obligations upon the vesting of restricted stock.

ITEM 5.	OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer of the company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b-5 trading arrangement" as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—Lynne Fitzpatrick

32.1	Section 906 Certification

101
The following materials from CME Group Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline XBRL (Xtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

CME Group Inc. (Registrant)

Dated: October 24, 2025	By:	/s/ Lynne Fitzpatrick
Lynne Fitzpatrick Senior Managing Director, President and Chief Financial Officer Principal Financial Offer and Duly Authorized Officer