Form 10-K
period 2025-12-31
CME GROUP INC.
filed 2026-02-26
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, was approximately $98.9 billion (based on the closing price per share of CME Group Inc. Class A common stock on the Nasdaq Global Select Market (Nasdaq) on such date). The number of shares outstanding of each of the registrant’s classes of common stock as of February 11, 2026 was as follows: 358,622,331 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of CME Group Inc.’s Proxy Statement for the 2026 Annual Meeting of Shareholders	Part III

CME GROUP INC.
ANNUAL REPORT ON FORM 10-K

PART I
Certain Terms
References to "CME" are to Chicago Mercantile Exchange Inc., to "CBOT" are to Board of Trade of the City of Chicago, Inc., to "NYMEX" are to New York Mercantile Exchange, Inc. and to "COMEX" are to the Commodity Exchange, Inc. All references to "options" or "options contracts" in the text of this document refer to options on futures contracts. Further information about CME Group and its products can be found at http://www.cmegroup.com. Information made available on our website does not constitute a part of this Annual Report on Form 10-K.

Information about Contract Volume and Average Rate per Contract
Unless otherwise noted, all amounts regarding contract volume and average rate per contract are for CME Group's listed futures and options on futures contracts and exclude CME Group's event contracts.

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

FORWARD-LOOKING STATEMENTS
From time to time, in this Annual Report on Form 10-K as well as in other written reports and verbal statements, we discuss our expectations regarding future performance. These forward-looking statements are identified by their use of terms and phrases such as "believe," "anticipate," "could," "estimate," "intend," "may," "plan," "expect" and similar expressions, including references to assumptions. These forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management's beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. You should carefully read this entire Annual Report on Form 10-K, including “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events, whether as a result of new information, future events or otherwise. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Among the factors that might affect our performance are:
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
•our ability to manage variable costs associated with CME Group's transition to the Google Cloud, and minimizing the duplicative costs of maintaining both on-premise and Google Cloud environments during the transition;
•the resilience of our electronic platforms and the soundness of our business continuity and disaster recovery plans, including in the event of cyberattacks and cyberterrorism or as impacted by a failure of or disruption at one of our suppliers;
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
•our dependence on third-party providers and exposure to risk from third parties, including risks related to the performance, reliability and security of technology used by, or facilities provided by, our third-party providers and third-party providers that our clients and third-parties rely on;
•our reliance on third-party distribution partners, including independent software vendors (ISVs), futures commission merchants (FCMs), introducing brokers, broker-dealers, regulatory reporting and data distributors and platform operators, and other partners, for facilitating trading and for market data information, and potential impacts from changes in their business models and priorities;
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
•our ability to accommodate increases in contract volume and market data and order transaction traffic across the entire trade cycle and the ability to implement enhancements meeting our regulatory obligations and customer needs without failure or degradation of the performance of our trading and clearing systems;
•our ability to execute our growth strategy and maintain our growth effectively;
•our ability to manage the risks, control the costs and achieve the synergies associated with and benefits from our strategy for acquisitions, investments, alliances, strategic partnerships and joint ventures;
•variances in earnings on cash accounts and collateral that our clearing house holds;
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

ITEM 1.    BUSINESS
CME Group enables clients to trade futures, options, cash and over-the-counter (OTC) products, optimize portfolios and analyze data - empowering market participants worldwide to efficiently manage risk and capture opportunities. CME Group provides primary price discovery and referential pricing information through its market data in a variety of formats, including real-time, historical and derived data for customers in both listed and cash products. CME Group also offers industry-leading research and analytics tools to provide customers with market education resources. In addition, it operates one of the world's leading central counterparty clearing providers.
Our principal executive offices are located at 20 South Wacker Drive, Chicago, Illinois 60606, our telephone number is 312-930-1000 and our website is cmegroup.com.
The graphic below provides a brief overview of key events within CME Group's history:

OUR HISTORY

# Industry leadership for as long as there's been an industry.

**1898**
CME was founded as the butter and egg board, a not-for-profit company

**1919**
Establishment of the clearing house, operated by CME

**1972**
Invention of financial futures

**1992**
Establishment of Globex, industry's first electronic trading platform

**2000**
CME demutualizes and becomes a for-profit company

**2002**
CME's parent company completes its IPO (Nasdaq: CME); first U.S. exchange to go public

**2007**
CME/CBOT merge to form CME Group Inc.

**2008**
Acquisition of NYMEX and COMEX, adding energy and metals

**2011**
Formation of the S&P/Dow Jones Indices, joint venture, a global leader in index services.

**2012**
Acquisition of the Kansas City Board of Trade

**2018**
Acquisition of NEX Group plc, combining NEX's cash and OTC products with CME Group's exchange-traded derivative products

**2021**
Formation of the OSTTRA joint venture; Partnership with Google Cloud

**2025**
Sale of OSTTRA joint venture; formation of FanDuel Prediction Markets joint venture

CME Group

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
Derivatives Exchange Business: Our broad set of products offered on our derivatives exchanges (CME, CBOT, NYMEX and COMEX) are important risk management tools for our clients around the globe. We believe our customers value the diversity of our products, liquidity, price transparency and technological capabilities. Market liquidity - or the ability of a market to absorb the execution of large purchases or sales quickly and efficiently - is key to attracting and retaining customers and contributing to a market's success. Our products provide a means for hedging, speculation and asset allocation related to the risks associated with, among other things, interest rate sensitive instruments, equity ownership, cryptocurrency ownership, changes in the value of foreign currency and changes in the prices of agricultural, energy and metal commodities. The following highlights our key products:
•Interest Rates — SOFR, U.S. Treasury and Federal Funds.
•Equity Indices — E-mini S&P 500, E-mini Nasdaq 100 and E-mini Russell 2000.

•Foreign Exchange — Euro, Japanese yen, British pound and Australian dollar.
•Agricultural Commodities — corn, soybean, wheat and livestock.
•Energy — WTI crude oil, natural gas and refined products.
•Metals — gold, copper and silver.
•Cryptocurrencies — Bitcoin, Ether, Solana and XRP.
CME Group products are traded primarily through CME Globex, as well as by open outcry in Chicago for SOFR options and through privately negotiated transactions.
We strive to provide the most flexible and scalable platforms to support the operational and capacity needs of our business along with the delivery of innovative technology solutions to the marketplace. Our CME Globex electronic trading system operates our central limit order book (CLOB) markets. The CME Globex platform is accessible through a wide variety of vendor-provided and custom-built trading systems that benefit from our open application programming interface approach. For electronic and privately negotiated markets, we offer brokers and customers the CME Direct platform for arranging, executing, recording and risk-managing trades across all six major asset classes. We also provide the functionality to connect to CME Direct on a mobile device through our CME Direct Mobile application with full trading and on-the-go order management capabilities.
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
We maintain comprehensive business continuity and disaster recovery plans, as well as facilities designed to enable timely recovery and resumption of our markets in the event of a business disruption or disaster. We also maintain incident and crisis management plans that address responses to disruptive events.
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
U.S. trading rights and privileges are exchange-specific. Open outcry trading is conducted exclusively by our members. Membership on one of our derivatives exchanges also enables a customer to trade specific products at lower fees. Under the terms of the organizational documents of our exchanges, our members have certain rights that relate primarily to trading right protections, certain trading fee protections and certain membership benefit protections. In 2025, 85% of our contract volume was from trades by our members.
Derivatives Clearing Business: Through our derivatives clearing house, operated by CME, we provide clearing and settlement services for a broad range of exchange-traded futures and options on futures contracts, exchange-traded swaps and OTC derivatives. The CME ClearPort front-end system provides access to our flexible clearing services over multiple asset classes. Our integrated clearing function is designed to ensure the safety and the soundness of our derivatives markets by serving as the counterparty to every trade, becoming the buyer to each seller and the seller to each buyer, and limiting counterparty credit risk. The clearing house marks open positions to market at least twice each business day, requiring payments from clearing firms whose positions have lost value and making payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market once each business day, with the capacity to mark-to-market more frequently as market conditions warrant. For physically-delivered exchange-traded derivatives contracts, if a clearing firm fails to fulfill a delivery obligation, the clearing house is responsible for covering the replacement cost to the clearing firm whose actions or omissions did not cause or contribute to the delivery failure. The clearing house has adopted processes to monitor for potential operational risks relating to the delivery of these physically-delivered contracts.

The majority of clearing and transaction fees received from clearing firms represents charges for trades executed and cleared on behalf of their customers. One firm represented 12% of our clearing and transaction fees revenue for 2025. In the event a clearing firm were to withdraw, our experience indicates that the customer portion of the firm's trading activity would likely transfer to one or more other clearing firms of the exchange.
Securities Clearing Business: In December 2025, our subsidiary, CME Securities Clearing Inc. (CMESC) received approval from the U.S. Securities and Exchange Commission (SEC) to become a securities clearing agency. The goal is for CMESC to help market participants comply with the upcoming SEC clearing requirements for U.S. Treasury transactions (as of December 31, 2026) and repo transactions (as of June 30, 2027). We expect to launch this service later in 2026 and position the company to offer additional capital and operational efficiencies to its clients.
Cash Markets Business: Our cash markets business comprises BrokerTec and EBS, primarily operated on CME Globex. BrokerTec and EBS offer anonymous and disclosed trading venues, offering clients multiple execution and distribution options and the benefit of an established and far-reaching distribution network of liquidity providers and consumers. BrokerTec and EBS are fully integrated with all major ISVs for order entry and staging as well as post trade for clearing and settlement, offering an efficient and fully electronic end-to-end trade workflow solution. Certain BrokerTec products are cleared through third-party clearing houses.
BrokerTec operates global electronic trading for fixed income and money market products, with a leading position in cash U.S. Treasuries, European Government Bonds, and Repo on European Union (EU), United Kingdom (UK), U.S. and other international G10 governments, emerging market fixed income instruments and Supranational and Agency Bonds. It facilitates trading for banks and non-bank professional trading firms, offering a dealer-to-dealer electronic trading platform operated on CME Globex. In 2025, we launched BrokerTec Chicago, a second CLOB for cash U.S. Treasuries co-located with our U.S. Treasury futures and options markets, to support trading between cash and derivatives markets. We also offer request-for-quote trading via BrokerTec Quote offering a dealer-to-client trading solution for the global government bond repo (including Emerging Markets) and credit repo markets. BrokerTec Quote also offers securities lending in European debt.
EBS provides for the trading of global FX products across major and emerging market currencies and Spot Precious Metals. EBS Market is a CLOB electronic trading platform for spot FX, Spot Precious Metals and non-deliverable forwards. EBS Direct is a relationship-based trading platform offering Spot FX and Spot Precious Metals. In 2025, we launched FX Spot+, a trading platform that connects the over-the-counter (OTC) spot FX market with the deep liquidity of our FX futures complex.
Data Services Business: We offer a variety of data products and services through industry-leading data platforms and third-party distribution partners, which are designed to meet the risk-management, trading, investment and business needs of our global customer base. To this end, we provide proprietary real-time and historical market data related to CME Group's deeply liquid futures and options on futures exchanges and cash markets businesses. We further offer derived cash markets pricing, third-party and alternative data sets, as well as a wide range of analytic tools. As customers continue to leverage cloud technology to improve and evolve their businesses, CME Group has taken a leading role by becoming the first derivatives marketplace to provide live market data natively on the Google Cloud. CME Group is also the distributor of leading benchmark equity and commodity indices on behalf of third parties, as well as a distributor and licensor of our own proprietary benchmarks and indices, including CME Term SOFR Reference Rates (CME Term SOFR) and Term €STR Reference Rates, which adhere to the International Organization of Securities Commissions Principles for Financial Benchmarks and are administered by our UK regulated subsidiary, CME Benchmark Administration Limited (CME Benchmark).
Our Strategic Initiatives
The following is a description of our strategic initiatives:
Maximize Futures and Options Growth Globally — Our strategy for driving growth and new customer acquisition centers on expanding, innovating and scaling our core offerings and increasing participation from customers. To achieve this, we focus on several key areas: optimizing our global sales team, cross-selling select products, launching new products and services while strengthening our existing product and service offerings, securing intellectual property rights to new products, enhancing our relationships and broadening our base of distribution partners, improving our data distribution capabilities, and deepening open interest in our core futures and options offerings.
In 2025, CME Group futures and options had record average daily volume (ADV) of 28.1 million contracts. This included a third consecutive year of volume records in our interest rates asset class, as well as volume records for our agricultural, energy and metals products. In 2025, we experienced significant year-over-year ADV growth in recently launched products, including 32% growth in micro products and 11% growth in OTC alternative products, with more new products in the pipeline for 2026. Our product growth strategy is centered on the following key elements.
•We list products at the micro size across all six major derivatives asset classes. These products are designed to attract a new customer base.

•Our options franchise continues to experience rapid volume growth, with new product launches gaining positive traction.
•We have expanded into Credit, Treasury bills and TBA (To-Be-Announced) Mortgage futures building on our strong foundation in U.S. Treasuries and SOFR.
•We have expanded trading to 24 hours a day, seven days a week for certain event contracts. We will begin offering 24/7 trading for our entire crypto suite in Q2 2026 to enable our customers to hedge exposure to the underlying cash markets for these products throughout the weekend.
•We are establishing a leadership position in and supporting the needs of our clients in the energy transition/environmental markets by expanding into bioenergy, water, battery metals and carbon products.
•Our introduction of more granular futures and options on futures contracts, such as those focused on specific seasons, events, weekly, or daily periods, is enabling our clients to execute more precise hedging strategies and generates additional spreading opportunities in conjunction with our current product offerings.
•Our OTC alternative product suite brings traditional OTC functionality to CME Group market participants and assists with the growing need for operational and capital efficiencies.
We are also focused on both expanding and deepening our global customer base by:
•Offering our broad and diversified portfolio of benchmark products worldwide. Our significant investment in the expansion of our sales organization has resulted in a presence in over 10 countries, including our most recent expansion into the Middle East with the opening of a Dubai office. Moreover, we are committed to providing products that are regionally relevant.
•We continue to target cross-asset opportunities across client segments and across cash and futures platforms in an effort to drive sales and generate new client participation across all regions. In 2025, approximately 31% of our electronic futures and options volume was from transactions reported as outside the U.S. and approximately 53% of our market data revenue was derived from outside the U.S. We also achieved 6% growth in trading volume during European trading hours and 13% growth during Asia Pacific trading hours in 2025 compared to 2024.
•We continue to add new channel partners to help us expand the reach of CME Group offerings. We have a broad distribution network around the globe comprised of a combination of internal and external channels and proprietary front-end capabilities.
•Enhancing our retail strategy focusing on the growth of top-tier and large new-to-futures brokers and broadening our contract offerings to better align with the investment strategies favored by retail traders. Our joint venture with FanDuel, a part of Flutter Entertainment plc, launched in December 2025. This partnership introduced a new prediction markets application designed for retail customers. The application offers access to our simplified event contracts covering both major financial and economic benchmarks and sporting events.
•Introducing new services and tools to assist our clients in managing their risks. We have a history of providing customer value and responsiveness and believe our products and services position us to help our customers adapt to and comply with new regulations, while enabling them to efficiently manage their risks. For example, in 2025, we launched CME FX Spot+ and BrokerTec Chicago.
Diversify our Business and Revenue - In addition to our focus for growing and strengthening our core futures and options franchise, we also strive to diversify our business and revenues.
Through the acquisition of NEX, we added our cash markets business (BrokerTec and EBS), which generated $283.7 million of clearing and transaction fees in 2025.
CME Group is well-positioned to capitalize on its ability to license CME Term SOFR, administered by CME Benchmark. CME Term SOFR is the only SOFR rate endorsed by the Alternative Reference Rates Committee and the Federal Reserve Board has formally endorsed the forward-looking term rates based on SOFR.
Through our joint venture with S&P Global, S&P Dow Jones Indices LLC, we have a long-term, ownership-linked, exclusive license to list futures and options based on the S&P 500 Index and certain other S&P indices. S&P Dow Jones Indices LLC combines the world class capabilities of the S&P and Dow Jones Indices and is a significant player in passive investing, including the exchange-traded fund (ETF) industry value chain and offers leading fixed income and credit indices, such as iBoxx, iTraxx and CDX. We act as the joint venture's licensing agent and distribution services provider.
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
We provide a comprehensive multi-asset-class clearing solution to market participants for maximum operational ease and the capital efficiency that comes with connecting to our derivatives clearing house. Our clearing services offer the ability to optimize collateral and capital efficiencies across portfolios within the clearing house while meeting the heightened regulatory requirements on derivatives. The majority of our clearing volumes and activities are related to our listed futures and options, which represent the majority of our open interest and collateral held against these positions. We also offer clearing services for event contracts, OTC interest rate swaps, FX forwards and commodity swaps.
In 2023, we launched our SPAN 2 methodology and functionality, an enhancement to our original Standard Portfolio Analysis of Risk (SPAN) margin framework which has been the industry standard for margining. SPAN 2 is designed to respond to increasing demands on margin methodologies due to the growth in the diversity and complexity of products and the greater need for portfolio and capital efficiencies. Like its predecessor, SPAN 2 uses a value-at-risk approach, leveraging historical data to model potential value changes (gains or losses) for a position or portfolio across various risk scenarios. As of the end of 2025, the SPAN 2 framework has been implemented for our energy and equity products, with plans to transition interest rates, FX, agriculture and commodities. During the transition, customers can continue to use the SPAN margining system, which supports both the current and enhanced methodologies inside the system. The clearing house offers a range of margin services tools to enable customers to analyze their portfolios and determine the potential impact of the SPAN 2 framework on their margin requirements.
Our commitment to providing customers with valuable opportunities for operational and capital efficiencies has resulted in significant market savings estimated at billions of dollars daily. In 2025, the average daily margin saving was approximately $72 billion.
•Applied Offsets: Applying offsets across correlated futures and options on futures contracts across all asset classes traded at CME Group.
•Portfolio Margining: Offering margin offsets between futures and options on futures and cleared OTC instruments with common risk factors.
•Cross-Margining Programs: These programs provide portfolio margin efficiencies and reduce performance bond requirements by offsetting positions between two clearing houses. We have established arrangements with the Fixed Income Clearing Corporation (FICC) and the Options Clearing Corporation (OCC). We have enhanced our arrangement with FICC through the partnership with The Depository Trust & Clearing Corporation (DTCC) to offer enhanced capital efficiencies to our eligible clearing firms. Eligible clearing firms of CME and the Government Securities Division of DTCC's FICC can now cross-margin an expanded suite of products, including CME Group SOFR futures, Ultra 10-Year U.S. Treasury Note futures and Ultra U.S. Treasury Bond futures, with FICC-cleared U.S. Treasury notes and bonds and certain repo transactions. We are working with FICC to receive regulatory approval to extend the existing cross-margining arrangement to end-user clients of eligible clearing firms. We plan to establish a future cross-margining arrangement between CMESC and our derivatives clearing house, operated by CME, with the intention of providing offsets between cleared cash U.S. Treasuries and repo transactions and our interest rate derivatives products.
We also provide compression via coupon blending as well as CME CORE (Clearing Online Risk Engine), an interactive margin calculator that enables clients to optimize their capital by providing insights on margin requirements prior to trading.
Partnership with Google Cloud - In 2021, we entered into a 10-year strategic partnership with Google Cloud to accelerate our move to the cloud. This initiative is expected to transform derivatives markets by expanding access and creating efficiencies for market participants. Significant progress was achieved during 2025 in moving our core, non-latency sensitive applications, including those supporting clearing and market data, to the Google Cloud. We anticipate completing the migration of the applications supporting clearing by the end of the first quarter of 2026, followed by the decommissioning of the legacy on-premises applications. Operating our applications from the Google Cloud allows for a more efficient process to commercialize and launch new products and services. We have also advanced the preparations to move our markets to Google Cloud. Google Cloud is developing a new private cloud region and a co-location facility in Aurora, Illinois. This facility will host Google Cloud's platform designed to support the global trading of CME Group's futures and options markets in the cloud with next-generation cloud technology, ultra-low-latency networking and high-performance computing. In addition to our state-of-the-art trading infrastructure, our clients will also be able to utilize Google’s artificial intelligence and data capabilities to help develop, test and implement trading strategies to manage their risk more efficiently.

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
We offer equity index futures and options on key benchmarks, including S&P, Nasdaq, Dow Jones, FTSE Russell and fixed income index futures. These products are listed by us subject to license agreements with the applicable owners of the indexes, some of which are exclusive. In connection with S&P Dow Jones Indices, we have a license agreement (S&P License Agreement) for certain S&P stock indices and related trade names, trademarks and service marks in connection with the creation, marketing, trading, clearing and promoting of futures contracts and/or options on futures contracts that are indexed to certain S&P stock indices. Our license for the S&P 500 Index will be exclusive for futures and options until one year prior to the termination of the S&P License Agreement, and non-exclusive for the last year. The license for the other S&P stock indices is generally exclusive for futures and options. The term of the S&P License Agreement will continue until the date that is one year after the date that CME Group ceases to own at least 5% (accounting for dilution) of the outstanding interests in S&P Dow Jones Indices. Upon the occurrence of certain events, including certain terminations of the joint venture, the term may be extended up to an additional ten years. In connection with S&P Dow Jones Indices, we also have an exclusive license agreement (Dow Jones License Agreement) for certain Dow Jones indices. The initial term of the agreement is through June 30, 2026. Following the initial term, the Dow Jones License Agreement will automatically renew for renewal terms of five years thereafter, so long as there is open interest in any of CBOT’s or its affiliates’ products based on one or more of the Dow Jones licensed indices. In the event there is no open interest in any such products, then we may terminate the agreement. We also have exclusive license agreements for certain Nasdaq indices through 2039 and for certain Russell indices through 2037. We pay the applicable third-party a revenue share under the terms of these licensing agreements. A copy of the S&P License Agreement has been filed as a material contract.
Additionally, CME Group is the distributor of CME Term SOFR, a daily set of forward-looking interest rate estimates, calculated and published for 1-month, 3-month, 6-month and 12-month tenors and administered by CME Benchmark.
We cannot guarantee we will be able to maintain the exclusivity of our licensing agreements with S&P, Dow Jones, Nasdaq and FTSE Russell or that any renewal will be on terms as favorable to us. In addition, we cannot guarantee that others will not succeed in creating stock index futures based on information similar to that which we own or have obtained by license, or that market participants will not increasingly use other instruments, including securities and options based on the S&P, Dow Jones, Nasdaq or FTSE Russell indices, to manage or speculate on U.S. stock risks or that clients select another interest rate alternative. Parties also may succeed in offering indexed products that are similar to our licensed products without being required to obtain a license, or in countries that are beyond our and/or our licensors' jurisdictional reach.
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
We compete in a large and expanding financial services trading, clearing and settlement marketplace globally. Our competitors include, among other entities, exchanges such as Intercontinental Exchange, Inc. (ICE), Cboe Global Markets (Cboe), Euronext N.V., the Hong Kong Exchanges and Clearing Limited (HKEX), and Deutsche Börse AG. We also face competition from new entrants into the marketplace, including newly launched FMX Futures Exchange, as well as digital asset platforms and emerging prediction markets. Competition also includes alternative means of developing exposures through alternative instruments (depending on market factors) such as cash, OTC, ETFs, options, warrants, contracts for differences, structured products and other offerings and incorporates large customer and channel internalization of trade flows and data. New emerging competitors have targeted different segments of our industry, with multiple execution models and products, and emerging technologies will continue to offer additional alternative products in the future. Competition in our industry continues to be dynamic, and recent developments and alliances may result in a growing number of well-capitalized trading service providers that compete with all or a portion of our business.
Competition in our Derivatives Clearing Business
In recent years there has been increased competition in the provision of clearing services for derivatives, and we expect competition to continue to increase in connection with compliance with Dodd-Frank, EMIR 3.0, Basel III, MiFID II and other various laws and regulations.
Our competitors in the derivatives clearing services space include, among others, companies such as ICE, LCH Group, OCC, Cboe Clear, DTCC, HKEX, Japan Securities Clearing Corporation, LME Clear and Eurex Clearing. Several new derivatives clearing operators have gained approval in the U.S. in the last decade. In light of the implementation of new regulatory requirements and other financial services reforms, we believe other exchanges and infrastructure providers also may undertake to provide clearing and other related post-trade services in the U.S. as CFTC-regulated clearing organizations.
We believe competition in derivatives clearing services is based on, among other things, the value of providing customers with capital and margin efficiencies; quality and reliability of the services; creditworthiness of the clearing house; regulatory costs; timely delivery of the services; reputation; diversity of the service offerings; confidentiality of positions and information security protective measures; and the fees charged for the services provided.
Competition in our Securities Clearing Business
We plan to launch our securities clearing business later in 2026 beginning with cash U.S. Treasury and repo transactions. FICC, a subsidiary of DTCC, is the primary player in the U.S. Treasury clearing market with new entrants, including ICE Clear Credit’s Treasury Clearing Service. We believe competition in securities clearing will be based upon principles similar to the derivatives clearing business.
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

In the fixed income space, there are also multiple providers of U.S. Treasury, European and U.S. repo, and European bond trading, as well as other products such as corporate bonds, municipal bonds, mortgage-backed bonds and agencies, and a multitude of competitors and new entrants offering single-dealer liquidity, bank-owned multi-participant platforms, streaming and request for quote services, and other broker-and exchange-enabled platforms. Internalization is a growing part of the fixed income marketplace as well. We also face competition from parties able to offer both on-the-run and off-the-run marketplaces.
A key strategy of several of these alternative and emerging venues is to compete on price, offering their services at significantly lower rates than the established EBS and BrokerTec platforms. This strategy aims to draw customers away from our markets, thereby shifting market share.
Competition in our Data Services Business
Technology companies, market data and information vendors and front-end software vendors also represent actual and potential competitors because they have their own substantial market data calculation and distribution capabilities that could serve as alternative means for receiving open market data feeds instead of connecting directly to our exchanges. Multiple other industry participants offer both referential and indicative pricing alternatives to our offerings, which are widely distributed and available across a variety of media. Distributors and consumers of our market data also may use our market data as an input into products that compete against our traded or cleared products. Although we may receive license fees for such products, such fees may not offset the impact of any loss in revenue from our comparable product.
Regulatory Matters
Our businesses are regulated and serve a customer base that includes regulated market participants, and as such, we are subject to extensive regulation, primarily in the U.S., UK and EU. Developments in the regulatory environment therefore have the potential to significantly affect our businesses.
Please also refer to the discussion below and in "Item 1A - Risk Factors" beginning on page 16 for a description of regulatory and legislative risks and uncertainties.
Regulation of our Derivatives Business, Derivatives Clearing Business, and Swap Data Repositories
The operation of our U.S. futures exchanges and our derivatives clearing business are subject to extensive regulation by the CFTC that requires our regulated subsidiaries to satisfy the requirements of certain core principles relating to the operation and oversight of our markets and our clearing house. The CFTC carries out the regulation of the futures and swaps markets and clearing houses in accordance with the provisions of the Commodity Exchange Act (CEA) as amended by, among others, the Commodity Futures Modernization Act and Dodd-Frank.
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
In connection with the global offering of our products and clearing services, this business is also subject to the rules and regulations of the local jurisdictions in which we conduct business, including the European Securities and Markets Authority, the UK Financial Conduct Authority (FCA) and Bank of England, the Netherlands Authority for the Financial Markets (AFM) and the Federal Financial Supervisory Authority in Germany, among others.
FanDuel Prediction Markets LLC, which is part of our joint venture with FanDuel, is a registered FCM. As an FCM, it is subject to the CEA and the related CFTC regulations and the applicable rules and provisions of the National Futures Association. It is also subject to our applicable exchange rulebooks.
Regulation of our Cash Markets Business
The operation of BrokerTec subjects us to regulation by the Financial Industry Regulatory Authority and the SEC as a broker-dealer and alternative trading system operator. BrokerTec is also subject to regulation in the UK by the FCA, as a multilateral trading facility (MTF), in the EU by the AFM, as a regulated market and by the applicable regulators in Singapore and Canada.
Our EBS business holds various permissions, approvals and exemptions globally, including those that subject certain of its activities to FCA, AFM, Monetary Authority of Singapore, Australian Securities and Investments Commission, Hong Kong Monetary Authority and Canadian oversight.
The settlement of matched principal and exchange-traded businesses requires access to clearing houses either directly or through third-party providers of clearing and settlement services. BrokerTec Americas is a member of the FICC, through which it clears U.S. Treasury and repo products. Our BrokerTec business operated in the EU also connects to LCH Limited, LCH SA, BME Meff Clear and Cassa di Compensazione e Garanzia, which act as central clearing participants in the European and UK gilt repo markets.
Regulation of our Securities Clearing Business
Our operation of CMESC subjects us to regulation by the SEC as a securities clearing agency under the Securities Exchange Act and its related rules and regulations.
Regulation of our Data Services Business
Our subsidiary, CME Benchmark, is a registered benchmark administrator, authorized and supervised by the FCA under the UK Benchmark Regulations. CME Benchmark administers a variety of different multi-asset class data products, including CME Term SOFR.
Key Areas of Focus
We actively monitor and participate in the domestic and international legislative and rulemaking processes for our industry, including providing government testimony, commenting on proposed legislation and rulemaking, and engaging with our regulators and policymakers on potential impacts to the marketplace. We are also focused on impacts from the new U.S. administration and its federal regulatory appointees and any anticipated changes that may result.
Our key areas of focus in the regulatory environment are:
•The approach to digital assets regulation and market structure legislation, which may affect our existing offerings or our ability to provide future offerings.
•The outcome of both litigation and regulatory consideration of issues relating to prediction markets, which could impact our existing and future offerings through our joint venture with FanDuel.
•The implementation of rules resulting in negative treatment of the liquidity profile of U.S. Treasury securities, including as qualifying liquidity resources, or any potential limitation on the use of U.S. Treasury securities as collateral could result in increased costs to us and our clearing firms.
•The implementation of the SEC's mandate for central clearing of U.S. Treasury securities and potential impacts to the industry. We plan to launch clearing services under CMESC later in 2026 to help market participants comply with the mandate for U.S. Treasury transactions (as of December 31, 2026) and repo transactions (as of June 30, 2027).
•Basel III Endgame rules. In July 2023, the Federal Reserve Board, Federal Deposit Insurance Corporation, and Office of the Comptroller of the Currency jointly proposed changes to the regulatory capital framework for global systemically important banks, to implement international capital standards issued by the Basel Committee on Banking Supervision, which the Fed Vice Chair said will not be implemented as originally proposed. Thus, CME Group’s focus is more broadly on monitoring any new developments and implementations of the framework. The U.S. prudential regulators have proposed rules to implement the final aspects of the Basel III framework that would standardize further aspects of the capital framework, as well as more broadly apply the capital framework to banks with assets greater than $100 billion. Additionally, other areas of the U.S. bank capital framework have come into focus as potential changes to the global systemically important bank capital surcharge calculation worksheet have been introduced, which could increase capital requirements.
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
•The implementation of a transaction tax or user fee in the U.S., UK or EU, or in the States of Illinois or New Jersey, which could discourage institutions and individuals from using our markets or products or encourage them to trade in another less costly jurisdiction. Legislation to impose a financial transaction tax has been proposed previously in the U.S. Congress, Illinois General Assembly (including a recent such proposal) and the State of New Jersey Legislature. Additionally, from time to time, the proposed U.S. presidential budget request has included a proposal to impose a user fee to fund all or a portion of the budget of the CFTC. Legislation would be necessary to impose such a fee. Federal legislation has previously been proposed by Congress that would impose a user fee on digital asset spot markets to fund CFTC regulation of those assets. Such a user fee, if adopted, could potentially be expanded to apply more broadly to the futures and options markets.
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
Human Capital Management
We rely on a highly skilled and experienced global workforce to meet our business objectives. As of December 31, 2025, our global employee population consisted of approximately 3,875 employees, with 58% (approximately 2,230) working in the U.S. and the remaining 42% (approximately 1,645) working in our various non-U.S. locations (Australia, Brazil, Canada, China, France, Hong Kong, India, Japan, Mexico, Netherlands, Singapore, South Korea, Switzerland, United Arab Emirates and the UK).
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
•We provide a variety of avenues for employees to grow their expertise, including tuition assistance for continuing education, onsite and virtual-led professional development training courses, access to external seminars and technical skills training and thousands of online educational courses. We also offer an integrated series of customized leadership development programs to prepare employees for each stage of their careers.
We regularly conduct employee engagement surveys to better understand employee perspectives and improve our processes and offerings. Our 2025 engagement survey had a 74% participation rate and an overall engagement score of 82%, indicating employees feel very positively about a number of factors, including learning, collaboration, the future of the company and recognition.We also monitor human capital metrics, such as voluntary turnover, internal placement for open roles and promotions, to understand where further workforce investments may be necessary. During 2025, our performance against these metrics was:
•4.1% voluntary turnover
•35.9% of open roles filled with internal candidates
•14.5% of employees promoted
Our Chief Human Resources Officer provides our senior management and Board with regular updates related to our employee experience.
Information about our Executive Officers
The following are CME Group's executive officers. Ages are as of February 11, 2026.
Terrence A. Duffy, 67. Mr. Duffy has served as our Chairman and Chief Executive Officer since 2016. Mr. Duffy previously served as our Executive Chairman and President since 2012 and as Executive Chairman from 2006. Mr. Duffy has been a member of our board of directors since 1995. He also served as President of TDA Trading, Inc. from 1981 to 2002 and has been a member of our CME exchange since 1981.
Sunil Cutinho, 54. Mr. Cutinho has served as our Chief Information Officer since February 2022 and previously served as President of our clearing house since 2014. He joined CME Group in 2002 and since then has held various positions of increasing responsibility within the organization, including as Managing Director, Deputy Head of CME Clearing from April 2014 through September 2014.
Michael Dennis, 45. Mr. Dennis has served as Senior Managing Director, Global Head of Fixed Income since August 2024 and in his role is responsible for leading our SOFR and U.S. Treasuries business and BrokerTec. Prior to joining CME Group, Mr. Dennis served as the Chief Commercial Officer for ABN AMRO Clearing USA LLC, one of CME Group’s largest global futures clearing firms. Mr. Dennis previously served on the CME Group Board of Directors from May 2020 to July 2024.

Lynne Fitzpatrick, 47. Ms. Fitzpatrick has served as our President & Chief Financial Officer since November 2024, when her role expanded to oversee human resources and transformation and execution, as well as her prior responsibilities for overseeing the company's finance functions. She previously served as Chief Financial Officer since April 2023, Deputy Chief Financial Officer since 2022 and Managing Director of Corporate Development and Treasurer of CME Group since 2017. Since joining the company in 2006, Ms. Fitzpatrick has held a variety of positions with increasing levels of responsibility within the organization. Prior to CME Group she worked as an investment banker at Credit Suisse and UBS. Ms. Fitzpatrick also serves as a director of S&P Dow Jones Indices LLC.
Jonathan Marcus, 57. Mr. Marcus has served as our Senior Managing Director and General Counsel since October 2022. Prior to joining CME Group, Mr. Marcus most recently worked in private practice as a partner at Reed Smith LLP, where he specialized in derivatives regulation, litigation and enforcement. He previously served as General Counsel of the CFTC from 2013 to 2017. Mr. Marcus also served as the CFTC's Deputy General Counsel for Litigation and as an Assistant to the Solicitor General of the United States. His career also includes senior roles at other nationally recognized law firms and he began his career as a clerk for Judge Jose Cabranes of the U.S. Court of Appeals for the Second Circuit.
Tim McCourt, 47. Mr. McCourt has served as Senior Managing Director, Global Head of Equities, FX and Alternative Products since August 2024. He previously served as Global Head of Financial and OTC Products since June 2023. Before that he was the global head of Equity and FX Products. He is responsible for leading the development and execution of the company’s global equity index, foreign exchange, cryptocurrency and alternative investment product strategies. He also serves on the S&P Dow Jones Indices U.S. Advisory Panel. Before joining CME Group in 2013 as Global Head of Equity Products, Mr. McCourt worked for the Royal Bank of Scotland (RBS), where he was responsible for building and managing the Americas Index and Delta One trading book. Prior to RBS, he held a senior trading role with JPMorgan in New York, spending 10 years with the Equity Derivatives Group.
Hilda Harris Piell, 58. Ms. Piell has served as our Chief Human Resources Officer since 2007. A practicing attorney for fifteen years, Ms. Piell previously held positions of increasing responsibility in our Legal & Market Regulation division, most recently as Managing Director and Senior Associate General Counsel. Prior to joining CME Group in 2000, Ms. Piell served as Associate Commercial Counsel at MCI Telecommunications (1996-2000) and Associate Litigation Attorney at Jenner & Block (1992-1996). Her career also includes service as a clerk for a judge of the U.S. District Court for the Northern District of Illinois.
Derek Sammann, 57. Mr. Sammann has served as our Senior Managing Director, Global Head of Commodities Markets since November 2021 and previously served as our Senior Managing Director, Commodities and Options Products since 2014. He previously served as our Senior Managing Director, Financial Products and Services since 2009 and Global Head of Foreign Exchange Products since joining us in 2006. Prior to joining us, Mr. Sammann served as Managing Director, Global Head of FX Options and Structured Products at Calyon Corporate and Investment Bank in London from 1997 to 2006. Mr. Sammann serves as a member of the board of the following entities: the Gulf Mercantile Exchange, the COMEX Board of Governors and the Commodities Markets Council, where he also serves as Treasurer. He also serves on the Shanghai Gold Exchange’s International Advisory Board, the CFTC's Agricultural & Energy and Environmental Markets Advisory Committees, and the Security Traders Association’s Listed Options Committee.
Suzanne Sprague, 45. Ms. Sprague has served as our Chief Operating Officer and Global Head of Clearing since November 2024. She previously served as Senior Managing Director & Global Head of Clearing and Post-Trade Services for CME Group since February 2022. She joined the company in 2002 and has held numerous roles and leadership positions in financial management and risk management since that time. During her tenure, she has played a key role in the company’s development of risk management policy. From 2015 to 2022, she served as Managing Director, Credit & Liquidity Risk, Risk Policy & Banking, overseeing our clearing house's exposure to counterparty credit risk, liquidity risk management and financial performance, acceptable collateral and collateral services, risk management policies and procedures, financial operations, and banking.
Jack Tobin, 62. Mr. Tobin has served as Managing Director and Chief Accounting Officer since 2015. Mr. Tobin most recently served as our Managing Director, Corporate Finance since 2007. Prior to our merger with CBOT Holdings, Mr. Tobin served as the Director, Corporate Finance for CBOT Holdings and CBOT from 2002 to 2007. Prior to joining CBOT, Mr. Tobin served as a principal consultant with PricewaterhouseCoopers from 1997 to 2002. Mr. Tobin is a registered certified public accountant.
Kendal Vroman, 54. Mr. Vroman has served as our Chief Transformation Officer since November 2021. He previously served as Senior Managing Director, International and Optimization Services since February 2020 and as our Senior Managing Director, Cash Markets and Optimization Service since 2018. Since joining the company in 2001, he has held a variety of senior leadership roles, including Managing Director, Planning and Execution; Global Head, Commodity Products and OTC Solutions, and Managing Director and Chief Corporate Development Officer.
Julie Winkler, 51. Ms. Winkler has served as our Chief Commercial Officer since 2016. She leads the company’s sales, product marketing, research and product development, and innovation lab functions. She also oversees the international, retail, and data and analytics services business lines. She previously served as Senior Managing Director, Research and Product Development and Index Services of CME Group since 2014 and as Managing Director, Research and Product Development since 2007. Prior to our merger with CBOT Holdings, Ms. Winkler held positions of increasing responsibility for CBOT Holdings since 1996. Ms. Winkler also serves as a director of S&P Dow Jones Indices LLC.
AVAILABLE INFORMATION
Our website is www.cmegroup.com. Information made available on our website does not constitute part of this document. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Our corporate governance materials may also be found on our website. The SEC also maintains an internet site that contains proxy and information statements and other reports that we file or furnish with the SEC at http://www.sec.gov. Copies of these materials also are available to shareholders free of charge upon request to Shareholder Relations, officeofthesecretary@cmegroup.com. Information regarding our sustainability practices is available at the following: https://www.cmegroup.com/company/corporate-citizenship/esg.html, including our 2025 report when issued.
ITEM 1A.    RISK FACTORS
In addition to the other information contained in this Annual Report on Form 10-K, you should carefully consider the factors discussed below, which are the risks we believe are material at this time. If any of these risks actually occur or continue to occur, our business, financial condition and results of operations could be materially and adversely affected. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
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
Our revenue is substantially derived from fees for transactions executed and cleared in our markets. The trading volumes in our markets are directly affected by domestic and international factors that are beyond our control, including:
•economic, political and geopolitical market conditions, including the instability caused by trade policies and wars;
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
We are primarily subject to the jurisdiction of the regulatory agencies in the U.S., UK and EU. As a result of our global operations, we are also subject to the rules and regulations of other local jurisdictions in which we conduct business and offer our products and services, as appropriate.
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
Legislation regarding the regulatory market structure applicable to the trading and clearing of spot digital assets is currently being considered in Congress. It is not yet certain whether the legislation will be signed into law or whether it will have any impact on listed derivatives regulation.
The legal status of certain event-based contracts, most notably those based on sports events, is the subject of litigation in various jurisdictions. The outcome of these cases, new laws or regulations, or changes in the interpretation of existing laws or regulations could immediately or subsequently impact our ability to offer certain event contracts and could subject us to additional litigation or regulatory scrutiny.
If we fail to comply with applicable laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, removal of personnel or other sanctions, including revocation of our designations as a contract market, derivatives clearing organization, swap data repository, broker-dealer, MTF or other regulatory status.
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
Our industry is highly competitive, and we expect competition to continue to intensify. We encounter competition in all aspects of our business, including from entities having substantially greater capital and resources, offering a wide range of products and services and in some cases operating under a different and possibly less stringent regulatory regime. We face competition from other futures, securities and securities option exchanges; OTC markets; clearing organizations; consortia formed by our members and large industry participants; alternative trade execution facilities and crypto and prediction market platforms; technology firms, including market data distributors and electronic trading system developers; and others. Our competitors and potential competitors may have greater financial, marketing, technological and personnel resources than we do.
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
•market and sell their services more effectively because of their existing customer and alliance partner relationships, as well as their recognized brand names; or
•exploit regulatory disparities between traditional, regulated exchanges and alternative markets that benefit from a reduced regulatory burden and lower-cost business model.
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
The success of our business depends, in part, on our ability to maintain and increase trading volume in our markets. To do so, we must maintain and expand our product offerings, our customer base and our trade execution facilities, our pre- and post-trade services and clearing facilities. Our success also depends on our ability to offer competitive prices and services in an increasingly price-sensitive business. For example, some of our competitors have engaged in aggressive pricing strategies in the past, such as lowering the fees they charge for taking liquidity and increasing liquidity payments or rebates. We cannot provide assurances that we will be able to continue to expand our products and services, that we will be able to retain our current customers or attract new customers or that we will not be required to modify our pricing structure to compete effectively. Changes in our pricing structure may result in a decrease to our profit margin.

Our clearing firms must meet certain capital requirements and must deposit collateral to meet performance bond and guaranty fund requirements. There is no guarantee the collateral deposited will continue to maintain its value. To the extent a clearing firm were to experience a decrease in capital and be unable to meet requirements, it may be required to decrease its trading activity.
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
We regard the secure storage and transmission of data and the ability to continuously transact and clear on our electronic trading platforms as critical elements of our operations and our operational resiliency. Our technology, our customers, our people and our third-party service providers are vulnerable to targeted attacks, such as "phishing" attacks, unauthorized access, fraud, business email compromise, computer viruses, denial of service attacks, terrorism, "ransomware" attacks, attacks created through artificial intelligence, firewall or encryption failures or other security or operational risks. Criminal groups, political activist groups and nation-state actors have targeted the financial services industry in general, including as a result of armed conflicts, and our role in the global marketplace places us at significant risk for a cyber attack and other information security threats. While to date we have not experienced cyber incidents that are individually, or in the aggregate, material, we and certain of our third-party service providers have experienced cyber attacks of varying degrees in the past.
Our usage of mobile, web, and cloud technologies, such as those pursuant to our partnership with Google Cloud, may increase our risk of a cyber attack. Our security defenses may also be impacted or breached due to employee error, malfeasance, system errors or vulnerabilities. Additionally, outside parties may attempt to fraudulently induce employees, users, customers or our third-party service providers to disclose sensitive information in order to gain access to our technology systems and data, or our customers’ systems and data, or our third parties' systems and data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the services we provide that could potentially have an adverse effect on our business, while resulting in regulatory penalties or the imposition of additional obligations by regulators or others. The regulatory environment related to information security, privacy, data collection, data usage and use of artificial intelligence is increasingly rigorous and complex, and any failure to comply may carry significant penalties and reputational damage.
We have designed our cyber defense program to mitigate such attacks and security risks through administrative, physical and technical safeguards. As part of our global information security (GIS) and privacy programs, we employ resources to prevent, detect and respond to cyber attacks and security risks that could impact our people, processes and technology infrastructure, including rapid response to zero-day vulnerabilities. However, our security measures or those of our third-party service providers, including any cloud-based technologies, may prove insufficient depending upon the attack or threat posed. It is impossible to precisely predict the likelihood or impact of any cyberattack on our industry generally, or on our business. Any security attack or breach could result in system failures and delays, malfunctions in our operations, loss of customers or lower trading volume, loss of competitive position, damage to our reputation, disruption of our business, legal liability or regulatory fines and significant costs, which in turn may cause our revenues and earnings to decline and could have a material impact on our financial condition or results of operations. We may be subject to litigation and financial losses that exceed our insurance policy limits or are not covered under any of our current policies.
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
Given our role in the global financial services industry, we may be more likely than other companies to be a direct target of, or an indirect casualty of, attacks by terrorists or terrorist organizations. It is impossible to accurately predict the likelihood or impact of any terrorist attack against us or our third-party service providers, or on our industry generally. While we have implemented significant physical security protection measures, business continuity plans, and established backup sites to provide operational resiliency, in the event of an attack or a threat of an attack, these security measures and contingency plans may be inadequate to prevent significant disruptions in our business, technology or access to the infrastructure necessary to maintain our business. Such an attack may result in harm to our personnel or the closure of our facilities or render our backup data and recovery systems inoperable, or have similar consequences for our third-party service providers. Damage to our facilities due to terrorist attacks may be significantly in excess of any amount of insurance coverage available, or we may not be able to insure against such damage at a reasonable price or at all. The threat of terrorist attacks also may negatively affect our ability to attract and retain employees. Any of these events could have a material adverse effect on our business, financial condition, and operating results.
RISKS RELATING TO OUR BUSINESS
Damage to our reputation or brand could harm our business.
Maintaining our reputation and brand is critical to attracting and retaining customers, investors and employees and to maintaining our relationships with our regulators and other government officials. Negative publicity regarding our company or actual, alleged or perceived issues regarding our company, products or services, including social and environmental concerns relating to our company or certain commodity products and increased impact from climate change or criticism or market reaction to the performance of our market in periods of extreme volatility, could give rise to reputational risk, which could significantly harm our business prospects. These issues may include, but are not limited to, any of the risks discussed in this Item 1A, including risks from customer disputes, system failures or intrusions, cybersecurity attacks, failures to meet our regulatory obligations, failures of a clearing firm or other counterparty, issues relating to our third-party service providers, alleged or actual fraud or misconduct or manipulative activity, or ineffective risk management.
The success of our markets depends on our ability to complete development of, successfully implement and maintain electronic trading and clearing systems that have the functionality, performance, availability, resilience, capacity, security and speed required by our customers.
The success of our business depends in large part on our ability to create interactive electronic marketplaces for a wide range of products that have the required functionality, performance, availability, resilience, capacity, security and speed to attract and retain customers. In 2025, 93% of our overall contract volume was generated through electronic trading on our CME Globex         electronic platform.
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
Failure to continuously improve our electronic trading systems and technology offerings could materially impact our financial condition or results of operations. This includes, but is not limited to, the successful development and migration of our markets and supporting operational and business functions to the Google Cloud in the new private Google Cloud region. If our trading systems and technology offerings cannot be developed to include other products and markets, or if they lack the functionality, performance, availability, resilience, capacity, security, and speed demanded by our customers, our ability to successfully compete, along with our revenues and profits, will be adversely affected.
Additionally, we rely on our customers' ability to have the necessary back office functionality to support our new products and our trading and clearing functionality, including generating sufficient liquidity. To the extent our customers and/or their third-party service providers are not prepared and/or lack the resources or infrastructure, the success of our new initiatives may be compromised.
Our business is subject to the impact of financial markets volatility, which is caused by conditions that are beyond our control.
Trading volume in our markets and products is largely driven by the degree of volatility - the magnitude and frequency of fluctuations - in prices and levels of the underlying commodities, securities, indices, financial benchmarks or other instruments. Volatility increases the need to hedge price risk and creates opportunities for investment and speculative or arbitrage trading. Were there to be a sustained period of stability in the prices or levels of the underlying commodities, securities, indices, benchmarks or other instruments of our products, we could experience lower trading volumes, slower growth or declines in revenues.
Because our cost structure is largely fixed, if demand for our current products and services declines for any reason, we may not be able to adjust our cost structure to counteract the associated decline in revenues, which would cause our net income to decline.
If we experience system failures or capacity constraints, our ability to conduct our operations and execute our business strategy could be materially harmed, and we could be subject to significant costs and liabilities.
Our business is highly dependent on our ability to process, execute and monitor, in an efficient and uninterrupted manner, a large number of transactions, which occur at high volumes and frequencies across multiple systems and our ability to access key business data, financial information, order processing and invoicing. We are heavily reliant on the capacity, reliability and security of our information technology and communications and other business systems and software supporting our operations provided by third parties. Our systems, or those of our third-party service providers, including data center and cloud providers, may fail or be shut down or, due to capacity constraints, may operate slowly, causing one or more of the following to occur:
•unanticipated disruptions in service to our customers;
•slower response times and delays in our customers' trade execution and processing;
•failed settlement of trades;
•incomplete or inaccurate accounting, recording, or processing of trades;
•financial losses;
•cybersecurity attacks;
•litigation or other customer claims;
•loss of customers; or
•regulatory sanctions.
We cannot assure that we will not experience system failures from power or telecommunications failures, acts of God, war or terrorism, human error on our part or on the part of our third-party service providers or partners, natural disasters, fire, rising temperatures, sabotage, hardware or software malfunctions or defects, computer viruses, cyber attacks, acts of vandalism or similar occurrences. If any of our systems or the systems of our third-party service providers do not operate properly, are compromised or are disabled, including as a result of system failure, employee or customer error or misuse of our systems, we could suffer financial loss, liability to customers, regulatory intervention or reputational damage that could affect demand by current and potential users of our market. On November 27, 2025, our largest data center owned and operated by CyrusOne experienced a critical cooling failure caused by human error. In response to the critical cooling failure, we made the decision to temporarily halt our markets. Our markets opened the following day on a delayed basis. Although the impact to our business from the event was limited and not material, we cannot make assurances that we will not experience future events that may be material.
From time to time, we have experienced system errors and failures that have resulted in some customers being unable to connect to our electronic trading platforms and technology offerings, or that resulted in erroneous reporting. Such errors may result in CME Group being liable or in our voluntary assumption of financial liability. We cannot assure that if we experience system errors or failures in the future that they will not have a material adverse impact on our business. Any such system failures that cause an interruption in service or decrease our responsiveness could impact our trading volumes, impair our reputation, damage our brand, result in regulatory fines and/or have a material adverse effect on our business, financial condition and operating results.

Regulations relating to our trading and clearing systems generally require the handling of anticipated present and future peak trading volume. Heavy use of our systems during peak trading times or at times of unusual market volatility could exceed our available capacity based on estimated future trading volumes and cause them to operate slowly or even to fail for periods of time. We constantly monitor system loads and performance, and regularly implement system upgrades to handle estimated increases in volume. However, we cannot assure that our estimates of future trading volume and order messaging traffic will be accurate or that our systems will always be able to accommodate actual trading volume and order messaging traffic without failure or degradation of performance or speed. Increased trading volume and order messaging traffic may result in connectivity problems or erroneous reports that may affect users of our platforms. System failure or degradation could lead our customers to file formal complaints with industry regulatory organizations, to file lawsuits against us or to cease doing business with us or could lead our regulators to initiate inquiries or proceedings for failure to comply with applicable laws and regulations.
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
We, as well as many of our customers, depend on third-party service providers for a number of services that are important. An interruption or cessation of an important supply or service by any third party could have a material adverse effect on our business, including revenues derived from our customers' trading activity.
We depend on a number of suppliers, such as banking, clearing and settlement organizations, telephone companies, internet service providers, data processors, cloud hosting providers, data center providers, and software and hardware vendors, for elements of our trading, clearing, and other systems, as well as communications and networking equipment, computer hardware and software and related support and maintenance. Although we conduct due diligence and monitor important suppliers and service providers (including the resiliency of their operations), we cannot provide assurances of their performance and any interruption or cessation of their supplies or services could negatively impact our operations or those of our customers, as well as affect our reputation, financial or regulatory posture. As discussed above in “If we experience system failures or capacity constraints, our ability to conduct our operations and execute our business strategy could be materially harmed, and we could be subject to significant costs and liabilities,” in November 2025, CyrusOne, the owner and operator of our largest data center, experienced a critical cooling failure, which resulted in our decision to temporarily halt our markets.
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
To the extent any of our service providers or the organizations that provide services to our customers in connection with their trading activities cease to provide these services or cease to provide these services in an efficient, cost-effective manner, or fail to adequately expand their services to meet our needs and the needs of our customers, we could experience decreased trading volume, lower revenues and higher costs. In addition, while we may be entitled to recovery for breaches of, or liabilities otherwise incurred in connection with, our agreements with third-party service providers, such recovery is limited by the terms of these agreements and may not compensate us in full.
Our business exposes us to substantial credit risk of our clearing firms and other counterparties and, consequently, a decrease in their financial resources could adversely affect us.
Our clearing house operations expose us to counterparties with differing risk profiles. In our derivatives business, we routinely guarantee transactions submitted by our clearing firm customers with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional customers. We could be adversely impacted by the financial distress or failure of one or more of our derivatives clearing firms. During 2025, the clearing house transferred an average of approximately $6.7 billion a day through the clearing system for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. Additionally, we are exposed to the risk of loss from the failure of a matched principal counterparty to settle its trades at BrokerTec Americas.
A substantial part of our working capital may be at risk if a clearing firm defaults on its obligations to our clearing house and its margin and guaranty fund deposits are insufficient to meet its obligations. Additionally, BrokerTec Americas is exposed to the potential risk of loss in the event a counterparty fails to meet its obligations. Later in 2026, we expect to launch clearing services for U.S. Treasury cash and repo transactions. While we have a long history in, and deep understanding of, risk management from the operation of our derivatives clearing house, the operation of a securities clearing house is new to our business.
Our policies and procedures which are designed to ensure that our clearing firms and other counterparties can satisfy their obligations, including collecting margin and guaranty fund contributions from clearing firms, may not succeed in detecting problems or preventing defaults. The processes for calculating and setting margins and financial safeguards is complex and there is no guarantee that our risk models that are utilized to calculate margin and our financial safeguard procedures will adequately protect us in all circumstances. We have in place various measures intended to enable us to cure any default and maintain liquidity. However, we cannot guarantee that these measures will be sufficient to protect market participants from a default or that we will not be adversely affected in the event of a significant default.
In addition, we have established a fund (currently $98.0 million) to provide payments, up to certain maximum levels, to qualified family farmers, ranchers and other agricultural industry participants who use our derivatives products and who suffer losses to their segregated account balances if their clearing firm becomes insolvent.
Our market data revenues may be reduced by decreased demand, poor overall economic conditions, regulatory changes or a significant change in how market participants trade and use market data.
We offer a wide range of data services designed to support the trading, risk management, investment and business needs of our customers. Revenues from our market data and information services represented 12% of our total revenues during the years ended December 31, 2025 and December 31, 2024. Factors that may affect our performance and demand for our data include, but are not limited to:
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
There continues to be highly publicized cases involving fraud or other misconduct or manipulative activity by employees of financial services firms and other market participants. Improper trading activity on our platforms by participants could include activities such as spoofing, layering, wash trading and manipulation. Misconduct by our employees and agents could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or the company, improper securities trading activities, circumvention of controls and procedures, improper use of assets, improper use and unauthorized disclosure of data or confidential information of the company or its customers or third parties, improper use of artificial intelligence or failure to provide effective oversight over artificial intelligence, among other potential misconduct.
It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity, including our internal controls, may not be effective in all cases. Additionally, the emergence of increasingly sophisticated and widely accessible generative artificial intelligence and its ability to create believable yet fabricated content may elevate our risk and susceptibility to fraudulent activities which could result in the wrongful transferring of funds, divulging of sensitive information or other unintended consequences. If we were found to have not met our regulatory oversight and compliance obligations, we could be subject to regulatory sanctions, enforcement actions, financial penalties and restrictions on our activities for failure to properly identify, monitor and respond to potentially problematic activity, and such outcomes could seriously harm our reputation. Our employees and agents also may commit errors that could subject us to financial claims for negligence, as well as regulatory actions, or result in our voluntary assumption of financial liability. Further, allegations by regulatory or criminal authorities of improper trading activities in our markets could affect our brand and reputation and reduce the number of participants trading in our markets. If that should occur, we could face a corresponding decline in trading volume and revenue.
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
Our use of artificial intelligence in our business may be unsuccessful and may give rise to various risks, which could adversely affect our business, reputation or operating results.
Our financial performance depends, in part, on our ability to develop and market new and innovative services that differentiate our products or provide cost efficiencies, while avoiding increased related expenses. As artificial intelligence is a new and evolving technology in the early stages of commercial use, there are significant risks involved in the development and deployment of artificial intelligence. Moreover, there can be no assurance that our use of artificial intelligence in our business processes, system development, operations, or as part of our product and service offerings will enhance our products or services or augment our business or operating results. Market acceptance of artificial intelligence technologies is uncertain, and we may be unsuccessful in our product development efforts. Our artificial intelligence-related product initiatives and offerings, or use in our internal business operations, may give rise to risks related to accuracy, bias, discrimination, intellectual property infringement, misappropriation or leakage of intellectual property, defamation, data privacy and cybersecurity, among others. We are also exposed to risks related to the use of artificial intelligence technologies by third-party service providers, clients and other financial intermediaries. Risks related to our development and use of artificial intelligence include the possibility of new or enhanced laws or regulations or novel enforcement of existing laws related to artificial intelligence, compliance with which may be costly and burdensome or involve changes to our business practices or products, litigation or other legal liability, or additional oversight, audits or enforcement under existing laws or regulations. Our use of artificial intelligence may also give rise to ethical concerns or negative public perceptions, which may cause brand or reputational harm. Additionally, our existing competitors or new entrants may be developing their own artificial intelligence products and technologies, which may be superior in features or functionality, or cost, to our offerings. Any of these factors could adversely affect our business, reputation or operating results.
RISKS RELATING TO AN INVESTMENT IN OUR CLASS A COMMON STOCK
Our indebtedness could adversely affect our financial condition and operations and prevent us from fulfilling our debt service obligations. We might still be able to incur more debt, intensifying these risks.
As of December 31, 2025, we had approximately $3.4 billion of total indebtedness and we had excess borrowing capacity for general corporate purposes under our existing facilities of approximately $2.3 billion.
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
Nine of our directors own, or are officers or directors of firms that own trading rights on our exchanges. We are dependent on the revenues from the trading and clearing activities of our exchange members. In 2025, 85% of our derivatives contract volume was derived from our members. This dependence may give them influence over how we operate our business.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.    CYBERSECURITY
As a highly regulated global financial services company, we understand the substantial operational risks for companies in our industry as well as the importance of protecting the information and data of our clients, third parties and employees and the resilience of our systems. As such, our GIS Program is designed and operated to mitigate information security risks and threats to the company. Its intent is to safeguard the confidentiality, integrity and availability of our information and services. The GIS Program is designed to strengthen the integrity of the global markets we support, protect CME Group’s information assets, maintain client, third party and employee trust, support our pursuit of strategic objectives, contribute to shareholder value and preserve our reputation and brand. We implement technical, physical and administrative safeguards to protect the confidential and sensitive information of our clients, third parties, employees and other information under CME Group’s stewardship. We manage cybersecurity risk to the organization as part of our business strategy, risk management and financial functions in alignment with our overall Enterprise Risk Management Program and regularly engage with the risk committee of the board of directors and the board of directors as a whole regarding the effectiveness of the GIS Program and the management of our cybersecurity risks.

Our GIS Program is led by the individual serving in the role of Chief Information Security Officer (CISO). Our former CISO transitioned to a new role at another company. We have appointed an interim CISO while we complete our search for a permanent replacement. Our interim CISO has over 25 years of technology experience and 22 years as a senior leader within CME Group's information security operations and incident response program. The CISO reports to our Chief Information Officer (CIO), a member of our Management Team. Our GIS team is comprised of over 250 full-time employees, many of whom hold cybersecurity, risk, or management certifications, such as Certified Information Systems Security Professional, Certified Information Security Manager, Certified in Risk and Information Systems Control, Series 99, Certified Information Systems Auditor, Project Management Professional, various cloud provider certifications and various levels of certifications demonstrating expertise in technology infrastructure. As part of our GIS Program, CME Group operates a Cyber Defense Center that virtually links 24/7 to our international cybersecurity teams and serves as a global hub for cybersecurity risk management activities, including log collection, event monitoring, threat detection and incident response, resiliency, operations, vulnerability management and the proactive collection and processing of both open source and proprietary threat and intelligence feeds allowing the company to efficiently manage, investigate and respond to cybersecurity events. Our GIS team conducts analyses and aims to prevent, detect and respond to systemic events that might threaten our company, industry or the economy.
The GIS Program includes a Cyber Defense team, which manages the Incident Response Plan (Response Plan), and consists of subject matter experts from GIS and Information Governance, who work together to monitor and respond to cybersecurity incidents. The Response Plan outlines our cyber and incident response policies and governs our incident response lifecycle, which divides overall incident response into serial phases. The Crisis Management Team is responsible for oversight during an incident, in conjunction with the Cyber Coordination Team. The Cyber Coordination Team manages responses to cybersecurity and compliance incidents, collaborating with subject matter experts from various departments in response to specific incidents. When an incident reaches a certain threshold of severity, our CISO and CIO escalate the matter to our Chief Operating Officer, who is a member of our Management Team, to determine next steps, as well as possible customer and external communications. Throughout the incident response process, the Legal team is engaged, as appropriate, and helps consider whether disclosure is required once a determination is made in connection with the company’s leadership and the Crisis Management Team.
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
•Our program is aligned with the National Institute of Standards and Technology Cybersecurity Framework and other technical standards and frameworks.
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
•Following a risk-based approach, we conduct due diligence reviews of our third-party service providers for potential cybersecurity risks to the company. We also maintain a cross-functional Third Party Risk Management program, which partners with our GIS, Information Governance, and Operational Resilience teams, among others, to manage and monitor third party risk presented by CME Group vendors and certain third parties of third parties (fourth parties). The teams conduct initial due diligence on vendors and monitor cyber-related incidents and known vulnerabilities with the goal of enhancing processes, improving risk management and partnering on exit planning and testing for certain vendors associated with essential functions.
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
ITEM 2.    PROPERTIES
Our corporate headquarters are located at 20 South Wacker Drive, Chicago, IL, where we lease approximately 500,000 square feet of general office space. This lease expires in 2032. Our European headquarters are located at the London Fruit & Wool Exchange at 1 Duval Square, London, where we lease approximately 120,000 square feet of general office space. This lease expires in 2038.
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
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Class A Common Stock
Our Class A common stock is currently listed on Nasdaq under the ticker symbol "CME." As of February 11, 2026, there were approximately 3,650 holders of record of our Class A common stock.
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
Class B shares and the associated trading rights are bought and sold or leased through our membership department. Although our Class B shareholders have special voting rights, because our Class B shares have the same equitable interest in our earnings and the same dividend payments as our Class A shares, we expect that the market price of our Class B common stock, if reported separately from the associated trading rights, would be primarily determined by the value of our Class A common stock. As of February 11, 2026, there were approximately 1,430 holders of record of our Class B common stock.

Preferred Stock
In 2021, we issued and sold in a private placement approximately 4.6 million shares of Series G Non-Voting Convertible Preferred Stock. Series G Non-Voting Convertible Preferred Stock is not listed on a national securities exchange or traded in an organized OTC market. These shares are convertible to Class A common stock at the discretion of the holder at a specified conversion rate, which is initially 1:1. Series G Non-Voting Convertible Preferred Stock has the same equitable interest in our earnings and the same dividend payments per share as our Class A shares on an as converted basis. As of February 11, 2026, there was one holder of record of our Series G Non-Voting Convertible Preferred Stock.
PERFORMANCE GRAPH
The graph below compares the cumulative five-year total return on CME Group Inc.'s Class A common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group of five companies that include: Cboe Global Markets Inc., Deutsche Boerse Ag, Intercontinental Exchange Inc., London Stock Exchange Group Plc and Nasdaq Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock, in the peer group and the S&P 500 index on December 31, 2020 and its relative performance is tracked through December 31, 2025.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	2021	2022	2023	2024	2025
CME Group Inc.	$129.46	$99.82	$131.06	$151.29	$181.29
S&P 500	128.71	105.40	133.10	166.40	196.16
Peer Group	119.73	103.97	126.59	152.01	164.59
Unregistered Sales of Equity Securities
Not applicable.

Issuer Purchases of Equity Securities

Period in 2025	Total Number of Shares (or Units) Purchased(1)		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1 to October 31	—		$—	—	$2,991.8
November 1 to November 30	269,829	(2)	277.62	269,735	2,917.0
December 1 to December 31	671,384	(3)	274.08	660,603	2,735.9
Total	941,213	(4)		930,338
 _______________
(1)CME Group maintains a share repurchase program under which CME Group is authorized to repurchase up to $3.0 billion of its outstanding Class A common stock, par value $0.01 per share (the common stock) as announced on December 5, 2024. The share repurchase program has no expiration date.
(2)Includes an aggregate of 94 shares of Class A common stock surrendered to satisfy employees' tax obligations upon the vesting of restricted stock.
(3)Includes an aggregate of 10,781 shares of Class A common stock surrendered to satisfy employees' tax obligations upon the vesting of restricted stock.
(4)Shares purchased included an aggregate of 10,875 shares of Class A common stock surrendered to satisfy employee tax obligations upon the vesting of restricted stock.

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
•Results of Operations: Includes an analysis of our 2025 financial results and a discussion of any known events or trends that are likely to impact future results.
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
EXECUTIVE SUMMARY
Business Overview
CME Group, a Delaware stock corporation, is the holding company for CME, CBOT, NYMEX, COMEX, NEX Group plc (NEX) and their respective subsidiaries. The holding company structure is designed to provide strategic and operational flexibility. CME Group's Class A common stock is listed on the Nasdaq Global Select Market (Nasdaq) under the ticker symbol "CME."
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
Competitive Environment. Our industry is competitive and we continue to encounter competition in all aspects of our business. We expect competition to continue to intensify, especially in light of ongoing regulatory developments in the financial services industry. Competition is influenced by our brand and reputation; the efficiency and security of our clearing, settlement and support services; depth and liquidity of our markets; capital and margin efficiencies; diversity of product offerings, including frequency and quality of new product development and innovative services; our ability to position and expand upon existing products to address changing market needs; efficient and seamless customer experience; transparency, reliability, anonymity and security of transaction processing; the regulatory environment; connectivity, accessibility, flexibility in execution methods, and distribution; and technology capability and innovation, as well as overall transaction costs. We believe we are very well positioned with respect to these factors. Our asset classes contain products designed to address differing risk management needs, and customers are able to achieve operational and capital efficiencies by accessing our diverse products through our platforms and our clearing house. We compete in a large and expanding financial services trading, clearing and settlement marketplace globally. As markets continue to evolve, we will continue to adapt our trading technology and clearing services to meet the needs of our customers. The competitive environment to which we are subject is discussed in "Item 1 - Business" beginning on page 10.
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
Product mix. We offer exchange-traded futures and options contracts as well as cleared-only interest rate swap contracts and event contracts. We also offer foreign exchange spot and forward contracts and fixed income products. Rates are varied by product in order to optimize revenue on existing products and to encourage contract volume upon introduction of new products.
Venue. Our exchange and platforms are an international marketplace that brings together buyers and sellers mainly through our electronic trading as well as through open outcry trading and privately negotiated transactions. Any customer who is guaranteed by a clearing firm and who agrees to be bound by our exchange rules is able to obtain direct access to our electronic platforms. Open outcry trading is conducted exclusively by our members, who may execute trades on behalf of customers or for themselves. Open outcry trading is limited to Secured Overnight Financing Rate (SOFR) options products.
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
•Other expenses include occupancy and building operations expenses including rent, maintenance, real estate taxes, utilities and other related costs related to leased property in Chicago, New York, the UK, and India, as well as other smaller locations throughout the world. Other expenses also include marketing and travel-related expenses as well as general and administrative costs. Marketing, advertising and public relations expense includes media, print and other advertising costs, as well as costs associated with our product promotion. Other expenses also include litigation and customer settlements, impairment charges on operating assets, gains and losses on disposals of certain operating assets, and foreign currency transaction gains and losses resulting from changes in exchange rates on certain foreign monetary assets and liabilities.
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
•Equity in net earnings (losses) of unconsolidated subsidiaries includes income and losses from our investments in FanDuel Prediction Markets Holdings LLC, S&P Dow Jones Indices LLC, OSTTRA, Shanghai CFETS-NEX International Money Broking Co., Ltd. and Gulf Mercantile Exchange.
•Other income (expense) includes expenses related to the distribution of a portion of interest earned on performance bond collateral reinvestment to the clearing firms, gains and losses on derivative contracts and other various income and expenses outside our core operations.

CRITICAL ACCOUNTING POLICIES
The notes to our consolidated financial statements include disclosure of our significant accounting policies. In establishing these policies within the framework of accounting principles generally accepted in the United States (U.S.), management must make certain assessments, estimates and choices that will result in the application of these principles in a manner that appropriately reflects our financial condition and results of operations. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to affect our financial position and operating results. While all decisions regarding accounting policies are important, there are certain accounting policies that we consider to be critical. These critical policies, which are presented in detail below, relate to the valuation of financial instruments, goodwill and intangible assets, revenue recognition, income taxes and internal use software costs.
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
Income taxes. Calculation of the income tax provision includes an estimate of the income taxes that will be paid for the current year, as well as an estimate of income tax liabilities or benefits deferred into future years. Deferred tax assets are reviewed to determine if they will be realized in future periods. To the extent it is determined that some deferred tax assets may not be fully realized, the assets are reduced to their realizable value by a valuation allowance. The calculation of our tax provision involves uncertainty in the application of complex tax regulations and we occasionally may consult with relevant tax authorities or engage third-party expertise where appropriate. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other applicable foreign tax jurisdictions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. If the actual obligation of these amounts varies from our estimate, our income tax provision would be reduced or increased at the time that determination is made. This determination may not be known for several years. Past tax audits have not resulted in tax adjustments that led to a material change to the income tax provision in the year the audit was completed. The effective tax rate, defined as the income tax provision as a percentage of income before income taxes, will vary from year to year based on changes in tax jurisdictions, tax rates and regulations. In addition, the effective tax rate will vary with changes to income that are not subject to income tax and changes in expenses or losses that are not deductible, such as the utilization of foreign net operating losses.
Internal use software costs. Certain internal and external costs that are incurred in connection with developing or obtaining software for internal use are capitalized. We also enter into software hosting arrangements for software projects maintained or developed in the cloud. Software development costs incurred during the planning or maintenance stages of a software project are expensed as incurred, while certain costs incurred during the application development stage are capitalized and are amortized over the estimated useful life of the software, which is generally two to four years, but up to eight years for certain trading and clearing applications. Amortization of capitalized costs begins only when the software becomes ready for its intended use. In addition, software assets are assessed for impairment when events or circumstances indicate that the carrying values may not be recoverable or that a reduction in the estimated useful lives is warranted.
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the years presented. For a comparison of our results of operations for the fiscal years ended December 31, 2024 to December 31, 2023, see "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025.

			Year-over-Year Change
(dollars in millions, except per share data)	2025	2024	2025-2024
Total revenues	$6,520.6	$6,130.1	6%
Total expenses	2,291.1	2,198.6	4
Operating margin	64.9%	64.1%
Non-operating income (expense)	$1,101.0	$609.9	81
Effective tax expense rate	23.6%	22.4%
Net income attributable to CME Group	$4,072.2	$3,525.8	15
Diluted earnings per common share attributable to CME Group	11.16	9.67	15
Cash flows from operating activities	4,277.1	3,690.5	16

Revenues

			Year-over-Year Change
(dollars in millions)	2025	2024	2025-2024
Clearing and transaction fees	$5,281.1	$4,988.2	6%
Market data and information services	803.1	710.2	13
Other	436.4	431.7	1
Total Revenues	$6,520.6	$6,130.1	6
Clearing and Transaction Fees
Futures and Options
The following table summarizes our total contract volume, revenue and average rate per contract for futures and options. Total contract volume includes contracts that are traded on our exchange and cleared through our clearing house and certain cleared-only contracts. Volume is measured in round turns, which is considered a completed transaction that involves a purchase and an offsetting sale of a contract. Average rate per contract is determined by dividing total clearing and transaction fees by total contract volume. Contract volume and average rate per contract disclosures below exclude trading volume for event contracts, the cash markets business as well as interest rate swaps.

			Year-over-Year Change
	2025	2024	2025-2024
Total contract volume (in millions)	7,060.4	6,685.0	6%
Clearing and transaction fees (in millions)	$4,913.0	$4,623.3	6
Average rate per contract	0.696	0.692	1
We estimate the following net increase in clearing and transaction fees based on a change in total contract volume and a change in average rate per contract during 2025 compared with 2024.

Year-over-Year Change
(in millions)	2025-2024
Increase due to change in total contract volume	$261.2
Increase due to change in average rate per contract	28.5
Net increase in clearing and transaction fees	$289.7
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

			Year-over-Year Change
(amounts in thousands)	2025	2024	2025-2024
Average Daily Volume by Product Line:
Interest rates	14,203	13,716	4%
Equity indexes	7,410	6,847	8
Foreign exchange	980	1,030	(5)
Energy	2,695	2,488	8
Agricultural commodities	1,853	1,711	8
Metals	988	736	34
Aggregate average daily volume	28,129	26,528	6

Average Daily Volume by Venue:
CME Globex	26,163	24,510	7
Open outcry	920	1,023	(10)
Privately negotiated	1,046	995	5
Aggregate average daily volume	28,129	26,528	6
Electronic Volume as a Percentage of Total Volume	93%	92%
Market volatility remained high throughout most of 2025. Interest rate and equity index volatility was higher as a result of mixed inflation levels, the threat of anticipated and implemented tariffs, and market uncertainty surrounding the Federal Reserve’s interest rate policy decisions. The Federal Open Markets Committee (FOMC) cut the federal funds rate multiple times throughout 2025 and issued cautious guidance for the future. In addition, market uncertainty also remained high within the energy, agricultural commodities, and metals markets throughout 2025. This was mainly due to new and existing geopolitical tensions, the anticipation and implementation of tariffs, and uncertain weather conditions in 2025. Finally, we also continued to expand product offerings across many of our asset classes which contributed to volume and sales growth across the globe. We believe these factors contributed to the increase in total volume in 2025 compared with 2024.
Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products.

			Year-over-Year Change
(amounts in thousands)	2025	2024	2025-2024
SOFR futures and options:
Futures expiring within two years	2,888	2,654	9
Options	1,441	1,580	(9)
Futures expiring beyond two years	1,053	957	10
U.S. Treasury futures and options:
10-Year	3,224	3,248	(1)
5-Year	2,055	1,977	4
2-Year	1,107	1,044	6
Treasury Bond	749	714	5
Ultra T-Note	718	668	7
Ultra T-Bond	430	415	4
Federal Funds futures and options	495	414	20
In 2025 compared with 2024, overall interest rate contract volume increased as a result of higher overall market volatility. We believe this was a result of mixed inflation results that occurred throughout the year, as well as uncertainty surrounding the Federal Reserve's interest rate policy decisions. In addition, new and existing geopolitical tensions as well as the potential economic impacts of anticipated and implemented tariffs also led to higher overall interest rate contract volume in 2025.

Equity Index and Cryptocurrency Products
The following table summarizes average daily contract volume for our key equity index products.

			Year-over-Year Change
(amounts in thousands)	2025	2024	2025-2024
E-mini S&P 500 futures and options	4,119	4,016	3%
E-mini Nasdaq 100 futures and options	2,335	2,065	13
E-mini Russell 2000 futures and options	303	308	(2)
E-mini Dow futures and options	226	240	(6)
Ether futures and options	168	49	n.m.
Bitcoin futures and options	101	68	48
Equity index contract volume increased in 2025 compared with 2024, as a result of higher overall volatility. We believe this higher volatility was due to the potential economic impacts of anticipated and implemented tariffs that occurred in the first half of 2025 as well as new and existing geopolitical tensions that occurred throughout the year. We also believe that higher volatility within the technology sector as a result of continued market speculation about artificial intelligence initiatives also contributed to higher Nasdaq-100 contract volume.
Our cryptocurrency contract volume was higher in 2025 when compared to 2024, as a result of the continued broader acceptance of cryptocurrency products.
We believe these factors led to the overall increase in equity complex volume in 2025 when compared with 2024.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

			Year-over-Year Change
(amounts in thousands)	2025	2024	2025-2024
Euro	253	258	(2)%
Japanese yen	185	192	(3)
British pound	107	120	(11)
Australian dollar	103	114	(10)
Canadian dollar	91	104	(13)
Overall foreign exchange contract volume decreased in 2025 when compared with 2024, which we believe is due to lower overall volatility. We believe this was the result of less variability surrounding the global central bank's interest rate policies, which has led to overall decreases in foreign exchange contract volumes.
Energy Products
The following table summarizes average daily volume for our key energy products.

			Year-over-Year Change
(amounts in thousands)	2025	2024	2025-2024
WTI crude oil	1,186	1,167	2%
Natural gas	916	811	13
Refined products	396	375	6
Brent crude oil	173	109	59
Overall energy contract volume increased in 2025 when compared with 2024, due to higher overall volatility. We believe crude oil volatility was higher as a result of geopolitical tensions across the globe, a shift in global supply levels, and the potential economic impacts of anticipated and implemented tariffs. Natural gas volatility remained high as a result of uncertain weather conditions and a shift in supplies in the U.S. in 2025, which impacted prices throughout the year. We believe these factors contributed to higher overall energy volume in 2025 compared with 2024.

Agricultural Commodity Products
The following table summarizes average daily volume for our key agricultural commodity products.

			Year-over-Year Change
(amounts in thousands)	2025	2024	2025-2024
Corn	557	511	9%
Soybean	387	367	5
Wheat	240	228	5
In 2025 when compared with 2024, overall commodity contract volume increased due to higher overall market volatility. We believe the increase was a result of uncertainty surrounding the potential economic impacts of anticipated and implemented tariffs as they relate to the commodities market. In addition, changes in market expectations regarding grain supplies as well as uncertain weather conditions in 2025 also led to an increase in volume.
Metal Products
The following table summarizes average daily volume for our key metal products.

			Year-over-Year Change
(amounts in thousands)	2025	2024	2025-2024
Gold	683	431	58%
Silver	153	123	24
Copper	96	133	(28)
Overall metal contract volume increased in 2025 when compared with 2024. We believe gold and silver volumes increased as a result of increased price volatility caused by investors using these metals as a safe-haven alternative investment due to uncertainty in other markets. In addition, the increase in volume was due to additional use of our metal products by our retail client base. The decrease in copper volume is due to reductions in demand for the metal due to economic instability as well as the continued tariff risk associated with copper. We believe these factors contributed to higher overall metals volume in 2025 when compared with 2024.
Average Rate per Contract
The average rate per contract increased slightly in 2025 when compared with 2024. The overall increase is primarily due to the increase in our fee structure, which went into effect on February 1, 2025. The increase is also due to a change in product mix. Interest rate contract volume decreased by 1 percentage point as a percent of total volume, while all other products collectively increased by 1 percentage point. The increase was partially offset by higher volume tier-based incentives.
Cash Markets Business
Total clearing and transaction fees revenue in 2025 included $283.7 million of transaction fees attributable to the cash markets business, compared with $276.7 million in 2024. This revenue primarily includes transaction fees from BrokerTecs's fixed income volume and EBS foreign exchange volume.

			Year-over-Year Change
(amounts in millions)	2025	2024	2025-2024
BrokerTec fixed income transaction fees	$151.1	$145.1	4%
EBS foreign exchange transaction fees	132.6	131.6	1

The related average daily notional value for the years ended 2025 and 2024 for key cash markets products were as follows:

			Year-over-Year Change
(amounts in billions)	2025	2024	2025-2024
U.S. Repos	$365.7	$301.6	21%
European Repo (in euros)	307.8	290.1	6
U.S. Treasury	96.6	101.9	(5)
Spot FX	63.8	59.5	7
Overall average daily notional values for the cash markets business were higher in 2025 when compared with the same period in 2024 due to higher overall U.S. debt issuances. U.S. debt issuances were significantly higher in 2025 as a result of the increase of the debt ceiling in early 2025, which resulted in an increase in U.S. Repo volumes. Volume for the U.S. Treasury cash markets products declined slightly due to lower expected future volatility within the Treasury market.
Concentration of Revenue
We bill a significant portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One clearing firm represented 12% of our clearing and transaction fees in 2025. Should a clearing firm withdraw, we believe that the customer portion of the firm's trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from an ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
Market data and information services. In 2025 when compared with 2024, the increase in market data and information services revenue was largely attributable to price increases for certain products as well as an increase in usage for certain products.
Approximately 30% of our market data and information services revenue in 2025 was earned from the two largest resellers of our market data. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer distributes our market data, we believe the majority of that vendor's customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Expenses

			Year-over-Year Change
(dollars in millions)	2025	2024	2025-2024
Compensation and benefits	$907.0	$850.3	7%
Technology	283.2	255.8	11
Professional fees and outside services	150.5	132.7	13
Amortization of purchased intangibles	223.4	221.7	1
Depreciation and amortization	107.5	115.1	(7)
Licensing and other fee agreements	371.0	355.4	4
Other	248.5	267.6	(7)
Total Expenses	$2,291.1	$2,198.6	4

2025 Compared With 2024
Operating expenses increased by $92.5 million in 2025 when compared with 2024. The following table shows the estimated impact of key factors resulting in the net increase in operating expenses.

(dollars in millions)	Year- over-Year Change	Change as a Percentage of 2024 Expenses
Salaries, benefits and employer taxes	$41.6	2%
Technology support services	27.5	1
OSTTRA sale professional fees	22.1	1
License fees	17.2	1
Legal fees	15.0	1
Google Cloud professional fees	(13.4)	(1)
Occupancy and building operations	(16.2)	(1)
Other expenses, net	(1.3)	—
Total	$92.5	4%
Overall operating expenses increased in 2025 when compared with 2024 due to the following reasons:
•Salaries, benefits and employer taxes expense was higher as a result of salary increases that went into effect during the first quarter of 2025 as well as an increase in headcount during the year, which was primarily attributable to additional headcount in the company's international locations.
•The increase in expense related to technology support services was primarily driven by higher third party services license fees and software license fees to support the ongoing Google Cloud transformation project.
•Professional fees expense increased due to transaction-related costs including banking and legal fees resulting from the sale of the OSTTRA joint venture in the fourth quarter of 2025.
•License fees expense was higher primarily due to an increase in volume for certain equity products as well as the addition of multiple new products during 2025.
•Legal fees were higher primarily due to the class action lawsuit litigation in the second and third quarter of 2025.
Decreases in operating expenses in 2025 when compared with 2024 were due to the following reasons:
•The decrease in professional fees related to the Google Cloud transformation project, which began in late 2021, was the result of a shift in need from an overall project consulting focus to a technology migration focus.
•Occupancy and building operations expense primarily decreased due to gains recognized in 2025 due to a reduction in our leased office space as well as lower rent and data center occupancy costs.
Non-Operating Income (Expense)

			Year-over-Year Change
(dollars in millions)	2025	2024	2025-2024
Investment income	$5,736.5	$4,079.1	41%
Interest and other borrowing costs	(173.4)	(160.9)	8
Equity in net earnings (losses) of unconsolidated subsidiaries	371.7	350.9	6
Other non-operating income (expense)	(4,833.8)	(3,659.2)	32
Total Non-Operating	$1,101.0	$609.9	81
Investment income. In 2025 when compared with 2024, there was an increase in earnings from reinvested cash performance bond and guaranty fund contributions due to higher average reinvestment balances. In 2025 and 2024, earnings from cash performance bond and guaranty fund contributions were $5,253.6 million and $3,943.8 million, respectively. In addition, there was an increase in net realized and unrealized gains on investments, including the $306.1 million gain on the sale of the OSTTRA joint venture.
Equity in net earnings (losses) of unconsolidated subsidiaries. Higher income generated from our S&P/DJI and OSTTRA business ventures contributed to an increase in equity in net earnings of unconsolidated subsidiaries in 2025 when compared with 2024.
Other income (expense). In 2025 when compared with 2024, we recognized higher expense related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms as a result of higher average reinvestment balances.

In 2025 and 2024, expenses related to the distribution of interest earned on collateral reinvestments were $4,842.5 million and $3,669.4 million, respectively.
Income Tax Provision
The following table summarizes the effective tax rate for the periods presented:

	2025	2024
Year ended December 31	23.6%	22.4%
The overall effective tax rate increased in 2025 when compared with the same period in 2024. The increase is largely due to changes in our state and local apportionment factors including remeasurement of our deferred taxes during the year.
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
Cash will also be required for non-cancellable purchase obligations as at December 31, 2025. Commitments include material contractual purchase obligations that are non-cancellable. Purchase obligations relate to advertising, licensing, hardware, software and maintenance as well as telecommunication services. Aside from the table below, we have certain other arrangements that have a perpetual term for which we pay a minimum of $5.0 million per year. At December 31, 2025, future minimum payments due under purchase obligations were payable as follows (in millions):

Year
2026	$190.7
2027-2028	450.7
2029-2030	437.8
Thereafter	524.0
Total	$1,603.2
Future capital expenditures for technology are anticipated as we continue to support our growth through increased system capacity, performance improvements, integration of acquired platforms and improvements to some of our office spaces. Each year, capital expenditures are incurred for improvements to and modification of our offices, remote data centers, telecommunications network and other operating equipment. In 2026, we expect capital expenditures to total approximately $85.0 million, net of any leasehold improvement allowances. We continue to monitor our capital needs and may revise our forecasted expenditures as necessary in the future.
We intend to continue to pay a regular quarterly dividend to our shareholders, with a target of between 50% to 60% of the prior year's cash earnings. The decision to pay a dividend and the amount of the dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant. We are also required to comply with restrictions contained in the general corporation laws of our state of incorporation, which could limit our ability to declare and pay dividends. On February 12, 2026, the company declared a regular quarterly dividend of $1.30 per share for all outstanding common and preferred shares. The dividend will be payable on March 26, 2026 to shareholders of record on March 10, 2026. Assuming no changes in the number of shares outstanding, the first quarter dividend payment will total approximately $467.3 million. The board of directors also declared an additional, annual variable dividend of $6.15 per share on February 12, 2026 to be paid on March 26, 2026 to the shareholders of record on March 10, 2026. In general, the amount of the annual variable dividend will be determined based on prior year's performance and our expected cash needs, and the level will increase or decrease from year to year based on operating results, capital expenditures, potential merger and acquisition activity and other forms of capital return, including regular dividends and share buybacks during the prior year.

Sources and Uses of Cash
The following is a summary of cash flows from operating, investing and financing activities.

			Year-over-Year Change
(dollars in millions)	2025	2024	2025-2024
Net cash provided by operating activities	$4,277.1	$3,690.5	16%
Net cash provided by (used in) investing activities	1,498.8	(82.6)	n.m.
Net cash provided by financing activities	56,509.5	5,076.5	n.m.
_________
n.m. not meaningful
Operating activities
Net cash provided by operating activities was higher in 2025 compared with 2024, largely due to an increase in revenue resulting from fee increases, an increase in overall volumes and higher interest earned on reinvestment of collateral, net of distributions.
Investing activities
The increase in cash provided by investing activities in 2025 compared with 2024 was due to higher proceeds on sales of investments in 2025 compared to 2024.
Financing activities
Cash provided by financing activities was higher in 2025 when compared with 2024 mainly due to an increase in cash performance bonds and guaranty fund contributions. This was partially offset by an increase in dividends paid in 2025.
Debt Instruments
The following table summarizes our debt outstanding as of December 31, 2025:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event a clearing firm fails to promptly discharge an obligation to the clearing house operated by CME, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms, or in other cases as provided by the CME rulebook. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets (pursuant to the CME rulebook) can be used to collateralize the facility. At December 31, 2025, guaranty fund contributions available to collateralize the facility totaled $10.7 billion. We have the option to increase the line from $7.0 billion to $10.0 billion with the consent of the agent and lenders providing the additional funds. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME’s consolidated shareholder’s equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility..
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
At December 31, 2025, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
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
At December 31, 2025, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds that it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At December 31, 2025, the letters of credit totaled $400.0 million. We also maintain a $350.0 million line of credit to meet our obligations under this agreement.
The following table summarizes our credit ratings as of December 31, 2025:

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
Liquidity and Cash Management
Cash and cash equivalents, excluding restricted cash and restricted cash equivalents, totaled $4.4 billion and $2.9 billion at December 31, 2025 and December 31, 2024, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our corporate investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements and short-term bank deposits. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets. Cash performance bonds and guarantee fund contribution assets are deemed to be restricted cash and restricted cash equivalents.
We maintain a share repurchase program under which we are authorized to repurchase up to $3.0 billion of our outstanding Class A common stock, par value $0.01 per share (the common stock), from time to time through open market transactions, block trades, privately negotiated purchase transactions or other purchase techniques and may include purchases effected pursuant to one or more trading plans established pursuant to Rule 10b5-1 under the Exchange Act. The timing of any repurchases and the number of shares repurchased under the share repurchase program are within our discretion and may be affected by various factors, including general market and economic conditions; the market price of the common stock; CME Group’s earnings, financial condition, capital requirements and levels of indebtedness; legal requirements; and other considerations. The share repurchase program has no expiration date, does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time. As of December 31, 2025, the maximum remaining value of shares to be repurchased was $2.7 billion.
Our practice is to have our pension plan 100% funded at each year end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Based on our actuarial projections, we estimate that a $10.1 million additional contribution will be necessary in 2026 to meet our funding goal. However, the amount of the actual contribution is contingent on various factors, including the actual rate of return on our plan assets during 2026 and the December 31, 2026 discount rate.
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
Interest Rate Risk
Debt outstanding at December 31, 2025 consisted of fixed-rate borrowings of $3.4 billion. Changes in interest rates impact the fair values of fixed-rate debt, but do not impact earnings or cash flows. We did not have any variable-rate borrowings at December 31, 2025.
Credit Risk
CME Clearing House
Our clearing house acts as the counterparty to all trades consummated on our exchange as well as through a third-party exchange and swaps markets for which we provide clearing services. As a result, we are exposed to significant credit risk of third parties, including clearing firms. We are also exposed, indirectly, to the credit risk of customers of our clearing firms. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons.
In order to ensure performance, we establish and monitor financial requirements for our clearing firms. We set minimum performance bond requirements for exchange-traded and interest rate swaps products. For clearing firms, we establish performance bond requirements to cover at least 99% of expected price changes for a given product within a given historical period with further quantitative and qualitative considerations based on market risk. We establish haircuts applied to collateral deposited to meet performance bond requirements to cover at least 99% of expected price changes and foreign currency changes for a given asset within a given historical period with further quantitative and qualitative considerations. Haircuts vary depending on the type of collateral and maturity. We mark-to-market open positions of clearing firms at least once each business day (twice each business day for futures and options contracts) and require payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. We have the capability to mark-to-market more frequently as market conditions warrant. These practices allow our clearing house to quickly identify any clearing firms that may not be able to satisfy the financial obligations resulting from changes in the prices of their open positions before those financial obligations become exceptionally large and jeopardize the ability of our clearing house to ensure performance of their open positions.
Although we have policies and procedures designed to help ensure that our clearing firms can satisfy their obligations, these policies and procedures may not succeed in detecting problems or preventing defaults. We also have in place various measures intended to enable us to cover any default and maintain liquidity.
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
At December 31, 2025, aggregate performance bond deposits for clearing firms for both financial safeguard packages was $347.3 billion, including cash performance bond deposits, non-cash deposits, Interest Earnings Facility funds and letters of credit. A defaulting firm's performance bond deposits can be used in the event of default of that clearing firm.
The following shows the available assets at December 31, 2025 in the event of a payment default by a clearing firm for the base financial safeguard package after first utilizing the defaulting firm's available assets:

(in millions)	Clearing House Available Assets
Designated corporate contributions for futures and options(1)	$100.0
Guaranty fund contributions(2)	8,306.1
Assessment powers(3)	22,841.7
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

(3)In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted clearing firm, our corporate contribution and the non-defaulting clearing firms' guaranty fund contributions, we would assess all non-defaulting clearing firms as provided in the rules governing the guaranty fund. We could assess non-defaulting clearing firms 275% of their existing guaranty fund requirements in the event of a single default, and up to a maximum of 550% of their existing guaranty fund requirements in the event of a default by multiple clearing firms, as provided in the rules. Assessment powers are calculated to reflect the potential obligation that each clearing firm could be called for in the event clearing firm's default exhausts the guaranty fund; however, the total amount available would be reduced by the defaulted clearing firms' assessment obligations since they would no longer be able to satisfy their obligations.
The following shows the available assets for the interest rate swap financial safeguard package at December 31, 2025 in the event of a payment default by a clearing firm that clears interest rate swap contracts, after first utilizing the defaulting clearing firm's available assets:

(in millions)	Clearing House Available Assets
Designated corporate contributions for interest rate swap contracts(1)	$150.0
Guaranty fund contributions(2)	2,380.5
Assessment powers(3)	1,734.2
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
(3)In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted clearing firm, our corporate contribution and the non-defaulting firms' guaranty fund contributions, we would assess non-defaulting clearing firms as provided in the rules governing the interest rate swap guaranty fund. Assessment powers are calculated to reflect the potential obligation that each clearing firm could be called for based on potential failure of the third and fourth largest clearing firm; however, the total amount available would be reduced by the defaulted clearing firms' assessment obligations since they would no longer be able to satisfy their obligations.
BrokerTec Americas Matched Principal Business
BrokerTec Americas maintains a matched principal business, where it serves as a fully matched counterparty to offsetting positions entered into by clients on its electronic trading platform to facilitate anonymity and access to clearing and settlement. BrokerTec Americas uses Fixed Income Clearing Corporation (FICC), a third-party central clearing house as well as a third-party clearing bank for the settlement of transactions and is required to post short-term margin requirements twice a business day that can vary based on the size of unsettled transactions and any adverse market changes. At December 31, 2025, the balance of the collateral at FICC was $200.0 million, which was included in other current assets on the consolidated balance sheet.
Without sufficient funds to meet its obligations, BrokerTec Americas could be exposed to risk of breach of contract with the counterparties and the inability to continue as a member of the third-party central clearing house. Transactions with clearing house members are typically confirmed and novated shortly after execution, at which point the clearing house assumes the risk of settlement. For transactions with counterparties that are not members of the third-party clearing house, settlement typically occurs on the business day following execution and, prior to settlement, BrokerTec Americas is exposed to the risk of loss in the event a counterparty fails to meet its obligations. If that were to occur, BrokerTec Americas would have the right to cover or liquidate the open position but could incur a loss as a result of market movements.
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
Aggregate transaction gains (losses) for 2025, 2024 and 2023 were $(6.0) million, $(3.0) million and $(12.9) million, respectively. We expect the foreign currency gain/loss to continue to fluctuate as long as we continue to hold monetary assets and liabilities at those subsidiaries. Market uncertainty could potentially lead to significant volatility with foreign currency exchange rates, which could result in additional foreign currency gain/loss.

Foreign Currency Translation Risk
We have foreign currency translation risk related to the translation of our foreign consolidated and unconsolidated subsidiaries' assets, liabilities, revenues and expenses from their respective functional currencies to the U.S. dollar at each reporting date. Fluctuations in exchange rates may impact the amount of assets, liabilities, revenues and expenses we report on our consolidated balance sheets and consolidated statements of income. The financial statements of those foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using a current exchange rate. Gains and losses resulting from this translation are recognized as a foreign currency translation adjustment within accumulated other comprehensive income, which is a component of shareholders' equity and comprehensive income. Aggregate translation gains (losses) for 2025, 2024 and 2023 were $163.2 million, $(61.0) million and $70.8 million, respectively.
Foreign Currency Exchange Risk Related to Customer Collateral
A portion of performance bond deposits is denominated in various foreign currencies. We mark-to-market all deposits at least once each business day and require payment from clearing firms whose collateral has lost value due to changes in foreign currency rates and price. Therefore, our exposure to foreign currency risk related to performance bond deposits is considered minimal and is not expected to be material to our financial condition or operating results.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data; shares in thousands)

	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$4,416.9	$2,892.4
Marketable securities	125.0	113.2
Accounts receivable, net of allowance of $10.0 and $9.0	639.2	573.1
Other current assets (includes $6.5 and $6.3 in restricted cash)	522.1	559.4
Performance bonds and guaranty fund contributions	159,656.1	98,895.4
Total current assets	165,359.3	103,033.5
Property, net	362.7	386.2
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,610.7	2,821.6
Goodwill	10,514.7	10,486.9
Other assets	2,401.5	3,543.5
Total Assets	$198,424.2	$137,447.0

Liabilities and Equity
Current Liabilities:
Accounts payable	$71.8	$79.9
Short-term debt	—	749.8
Other current liabilities	568.8	2,588.8
Performance bonds and guaranty fund contributions	159,656.1	98,895.4
Total current liabilities	160,296.7	102,313.9
Long-term debt	3,422.3	2,678.2
Deferred income tax liabilities, net	5,242.2	5,246.8
Other liabilities	734.8	721.2
Total Liabilities	169,696.0	110,960.1

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of December 31, 2025 and 2024; 4,584 issued and outstanding as of December 31, 2025 and 2024	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized as of December 31, 2025 and 2024, 358,950 and 359,602 shares issued and outstanding as of December 31, 2025 and 2024, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of December 31, 2025 and 2024	—	—
Additional paid-in capital	22,209.5	22,403.0
Retained earnings	6,433.2	4,185.8
Accumulated other comprehensive income (loss)	81.9	(105.5)
Total CME Group shareholders’ equity	28,728.2	26,486.9
Total Liabilities and Equity	$198,424.2	$137,447.0

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)

	Year Ended December 31,
	2025	2024	2023
Revenues
Clearing and transaction fees	$5,281.1	$4,988.2	$4,588.5
Market data and information services	803.1	710.2	663.7
Other	436.4	431.7	326.7
Total Revenues	6,520.6	6,130.1	5,578.9
Expenses
Compensation and benefits	907.0	850.3	828.6
Technology	283.2	255.8	218.7
Professional fees and outside services	150.5	132.7	144.4
Amortization of purchased intangibles	223.4	221.7	226.6
Depreciation and amortization	107.5	115.1	126.0
Licensing and other fee agreements	371.0	355.4	322.8
Other	248.5	267.6	276.1
Total Expenses	2,291.1	2,198.6	2,143.2
Operating Income	4,229.5	3,931.5	3,435.7

Non-Operating Income (Expense)
Investment income	5,736.5	4,079.1	5,275.3
Interest and other borrowing costs	(173.4)	(160.9)	(159.4)
Equity in net earnings (losses) of unconsolidated subsidiaries	371.7	350.9	296.9
Other non-operating income (expense)	(4,833.8)	(3,659.2)	(4,694.9)
Total Non-Operating Income (Expense)	1,101.0	609.9	717.9
Income before Income Taxes	5,330.5	4,541.4	4,153.6
Income tax provision	1,258.3	1,015.6	927.4
Net Income	$4,072.2	$3,525.8	$3,226.2
Net Income Attributable to Common Shareholders of CME Group	$4,021.0	$3,481.5	$3,185.6

Earnings per Share Attributable to Common Shareholders of CME Group:
Basic	$11.18	$9.69	$8.87
Diluted	11.16	9.67	8.86
Weighted Average Number of Common Shares:
Basic	359,648	359,389	359,023
Diluted	360,310	359,944	359,500

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$4,072.2	$3,525.8	$3,226.2
Other comprehensive income, net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	0.4	0.2	0.6
Income tax benefit (expense)	(0.1)	(0.1)	(0.1)
Investment securities, net	0.3	0.1	0.5
Defined benefit plans:
Net change in defined benefit plans arising during the period	19.7	12.2	(0.9)
Amortization of net actuarial (gains) losses and prior service costs included in compensation and benefits expense	(0.3)	0.1	0.1
Income tax benefit (expense)	(5.0)	(3.0)	0.2
Defined benefit plans, net	14.4	9.3	(0.6)
Derivative investments:
Amortization of effective portion of net (gains) losses on cash flow hedges included in interest expense	(4.1)	(3.6)	(3.6)
Income tax benefit (expense)	1.0	0.9	0.9
Derivative investments, net	(3.1)	(2.7)	(2.7)
Foreign currency translation:
Foreign currency translation adjustments	163.2	(61.0)	70.8
Reclassification adjustment for (gain) loss included in other expense	23.6	2.2	9.7
Income tax benefit (expense)	(11.0)	2.2	—
Foreign currency translation, net	175.8	(56.6)	80.5
Other comprehensive income (loss), net of tax	187.4	(49.9)	77.7
Comprehensive income	$4,259.6	$3,475.9	$3,303.9

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)

	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity
Balance at December 31, 2022	4,584	358,929	3	$22,265.2	$4,746.8	$(133.3)	$26,878.7
Net income					3,226.2		3,226.2
Other comprehensive income (loss)						77.7	77.7
Dividends of $9.65 per common share and per preferred share					(3,517.8)		(3,517.8)
Vesting of issued restricted Class A common stock		241		(21.4)			(21.4)
Shares issued to Board of Directors		20		3.6			3.6
Shares issued under Employee Stock Purchase Plan		41		8.0			8.0
Stock-based compensation				82.9			82.9
Balance at December 31, 2023	4,584	359,231	3	$22,338.3	$4,455.2	$(55.6)	$26,737.9

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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)

	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity
Balance at December 31, 2024	4,584	359,602	3	$22,406.6	$4,185.8	$(105.5)	$26,486.9
Net income					4,072.2		4,072.2
Other comprehensive income (loss)						187.4	187.4
Dividends of $5.00 per common share and preferred share					(1,824.8)		(1,824.8)
Vesting of issued restricted Class A common stock		268		(33.9)			(33.9)
Shares issued to Board of Directors		11		3.0			3.0
Shares issued under Employee Stock Purchase Plan		32		8.7			8.7
Repurchase of Class A common stock		(963)		(266.1)			(266.1)
Stock-based compensation				94.8			94.8
Balance at December 31, 2025	4,584	358,950	3	$22,213.1	$6,433.2	$81.9	$28,728.2

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net income	$4,072.2	$3,525.8	$3,226.2
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	94.8	89.5	82.9
Amortization of purchased intangibles	223.4	221.7	226.6
Depreciation and amortization	107.5	115.1	126.0
Net realized and unrealized gains on investments	(352.8)	(3.6)	(72.1)
Deferred income taxes	(6.1)	(66.4)	(75.0)
Change in:
Accounts receivable	(67.1)	(39.4)	(51.5)
Other current assets	(18.1)	664.8	(637.8)
Other assets	49.9	75.4	92.0
Accounts payable	(8.1)	(10.7)	(30.8)
Income taxes payable	91.1	(117.4)	(77.1)
Other current liabilities	86.6	(705.9)	642.7
Other liabilities	(34.6)	(55.4)	(32.7)
Other	38.4	(3.0)	34.4
Net Cash Provided by Operating Activities	4,277.1	3,690.5	3,453.8

Cash Flows from Investing Activities
Proceeds from maturities and sales of available-for-sale marketable securities	7.9	6.0	5.9
Purchases of available-for-sale marketable securities	(6.0)	(4.5)	(4.1)
Purchases of property, net	(83.5)	(94.0)	(76.4)
Investments in business ventures	(11.0)	(3.6)	(2.4)
Proceeds from sale of business ventures	1,591.4	13.5	97.9
Net Cash Provided by (Used in) Investing Activities	1,498.8	(82.6)	20.9

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Financing Activities
Proceeds from debt, net of issuance costs	$740.6	$—	$—
Repayment of other borrowings, including call premiums	(750.0)	—	(16.4)
Cash dividends	(3,933.0)	(3,584.2)	(3,235.5)
Repurchase of Class A common stock, including costs	(266.1)	—	—
Change in performance bond and guaranty fund contributions	60,760.6	8,702.9	(45,056.7)
Employee taxes paid on restricted stock vesting	(33.9)	(33.0)	(21.4)
Other	(8.7)	(9.2)	(9.3)
Net Cash Provided by (Used in) Financing Activities	56,509.5	5,076.5	(48,339.3)

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	62,285.4	8,684.4	(44,864.6)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	101,794.1	93,109.7	137,974.3
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	$164,079.5	$101,794.1	$93,109.7

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents:
Cash and cash equivalents	$4,416.9	$2,892.4	$2,912.0
Short-term restricted cash (within other current assets)	6.5	6.3	5.2
Restricted cash and restricted cash equivalents (performance bonds and guaranty fund contributions)	159,656.1	98,895.4	90,192.5
Total	$164,079.5	$101,794.1	$93,109.7

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$1,164.0	$1,196.5	$1,071.7
Interest paid	135.6	129.9	129.9
Non-cash financing activities:
Declaration of annual variable dividend, paid January 2025 and January 2024	—	2,112.2	1,910.0

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
Derivative Investments. The company occasionally uses derivative instruments to limit exposure to changes in interest rates and foreign currency exchange rates Derivatives are recorded at fair value on the consolidated balance sheets. For those derivatives that meet the criteria for hedge accounting and are classified as effective cash flow hedges, changes in the fair value of derivative financial instruments are initially recorded in other comprehensive income and subsequently reclassified into earnings when the hedged item affects income. The company assesses, both at the inception of each hedge and on an ongoing basis, whether the derivative financial instruments that are designated as cash flow hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. For any hedges no longer deemed effective or for which hedge accounting is not applied, changes in fair value of the derivative instruments are recognized in earnings within other non-operating income (expense). There were no outstanding derivative instruments at December 31, 2025.
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
Performance bonds and guaranty fund contributions received in the form of cash held by CME may be invested in U.S. government securities, U.S. government agency securities and certain foreign government securities acquired through and held by a bank or broker-dealer subsidiary of a bank, a cash account at the Federal Reserve Bank of Chicago, investments in highly rated government securities, money market funds or through CME's Interest Earning Facility (IEF) program. Any interest earned on these investments accrues to CME and is included in investment income on the consolidated statements of income. CME may distribute any interest earned on these investments to the clearing firms at its discretion. Because CME has control of the cash collateral and the benefits and market risks of ownership accrue to CME, cash performance bonds and guaranty fund contributions are reflected on the consolidated balance sheets. The cash performance bonds and guaranty fund contributions are considered restricted as the cash deposits cannot be used for the company's operations or to satisfy any operational liabilities. Cash performance bonds and guaranty fund contributions are included as restricted cash and restricted cash equivalents on the consolidated statements of cash flows.
Securities and other non-cash deposits may include U.S. Treasury securities, U.S. government agency securities, Eurobonds, corporate bonds, other foreign government securities, equity stocks and gold bullion. Securities and other non-cash deposits are held in safekeeping by a custodian bank. Interest and gains or losses on securities deposited to satisfy performance bond and guaranty fund requirements accrue to the clearing firm. Non-cash performance bonds can also include letters of credit. Because the benefits and risks of ownership accrue to the clearing firm, non-cash performance bonds and guaranty fund contributions are not reflected on the consolidated balance sheets.
Property. Property is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method, generally over one to twenty years. Property and equipment are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining term of the respective lease to which they relate or the remaining useful life of the leasehold improvement. Land is reported at cost. Internal and external costs incurred in developing, obtaining, or implementing computer software for internal use which meet the requirements for capitalization are amortized on a straight-line basis over the estimated useful life of the software, generally two to four years, but up to eight years for certain trading and clearing applications.
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
Clearing and Transaction Fees. Clearing and transaction fees include per-contract charges for trade matching, clearing, trading on the company's electronic trading platforms, portfolio reconciliation and compression services, risk mitigation, and other fees. Fees are charged at various rates based on the product traded, the method of trade, the exchange trading privileges of the customer making the trade and the type of contract. The majority of our clearing and transaction fees are recognized as revenue upon successful execution of the trade, which represents completion of our trade matching, novation and clearing activities. Therefore, unfilled or canceled buy and sell orders have no impact on revenue. On occasion, the customer's exchange trading privileges may not be properly entered by the clearing firm and incorrect fees are charged for the transactions. When this information is corrected within the time period allowed by the company, a fee adjustment is provided to the clearing firm. A reserve is established for estimated fee adjustments to reflect corrections to customer exchange trading privileges. The reserve is based on the historical pattern of adjustments processed as well as management's estimate of future adjustment activity. This reserve has historically been immaterial. The company believes the reserve is adequate to cover estimated adjustments as of December 31, 2025 and 2024.
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
Concentration of Revenue. One clearing firm represented 12% of the company's clearing and transaction fee revenue in 2025, one clearing firm represented 10% of the company's clearing and transaction fee revenue in 2024, but no clearing firms represented at least 10% of the company's clearing and transaction fee revenue in 2023. Should a clearing firm withdraw from the company, management believes that the customer portion of that firm's trading activity would likely transfer to another clearing firm. Therefore, management does not believe that the company is exposed to significant risk from the ongoing loss of revenue received from a particular clearing firm.
The two largest resellers of market data represented approximately 30% of market data and information services revenue in 2025 and 2024, and approximately 32% in 2023. Should one of these vendors no longer subscribe to the company's market data, management believes that the majority of that firm's customers would likely subscribe to the market data through another reseller. Therefore, management does not believe that the company is exposed to significant risk from a loss of revenue received from any particular market data reseller.
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
Newly Adopted Accounting Policies. In December 2023, the FASB issued an accounting standards update that requires public business entities to disclose in their tax rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in certain categories if they meet a quantitative threshold. It is also noted that this guidance requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The Company adopted this standard on January 1, 2025, on a retrospective basis. Accordingly, prior periods have been adjusted to conform to the current period presentation. The adoption of this guidance resulted in expanded disclosures in our income tax footnote but did not impact our recognized income tax expense or cash taxes paid. See Note 9 – Income Taxes for further information.
Recently Issued Accounting Pronouncements Not Yet Adopted. In July 2025, the FASB issued an accounting standards update which provides a practical expedient when estimating the amount of expected credit losses on current accounts receivable and current contract assets. This update permits entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. Therefore, entities will not need to develop reasonable and supportable forecasts of future economic conditions. The practical expedient must be applied consistently across all current accounts receivable and current contract assets. This guidance is effective beginning in 2026, on an interim and annual basis, and must be adopted prospectively. Upon adoption, entities are required to disclose whether they have applied the practical expedient. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

The following table represents a disaggregation of revenue from contracts with customers for the years ended December 31, 2025, 2024 and 2023:

(in millions)	2025	2024	2023
Interest rates	$1,719.6	$1,659.6	$1,558.4
Equity indexes	1,170.4	1,095.3	1,036.4
Foreign exchange	197.0	198.5	190.0
Agricultural commodities	658.1	585.1	508.5
Energy	813.2	800.5	702.8
Metals	354.7	284.3	224.7
BrokerTec fixed income	151.1	145.1	152.1
EBS foreign exchange	132.6	131.6	132.6
Interest Rate Swap	84.4	88.2	83.0
Total clearing and transaction fees	5,281.1	4,988.2	4,588.5
Market data	803.1	710.2	663.7
Other	436.4	431.7	326.7
Total revenues	$6,520.6	$6,130.1	$5,578.9

Timing of Revenue Recognition
Services transferred at a point in time	$5,170.8	$4,887.4	$4,491.1
Services transferred over time	1,328.1	1,223.0	1,069.7
One-time charges and miscellaneous revenues	21.7	19.7	18.1
Total revenues	$6,520.6	$6,130.1	$5,578.9
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis upon commencement of services under the customer contract. These upfront customer payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during 2025 were not materially impacted by any other factors. The balance of contract liabilities was $16.7 million and $15.6 million as of December 31, 2025 and 2024, respectively.
4. PERFORMANCE BONDS AND GUARANTY FUND CONTRIBUTIONS
The clearing house clears and guarantees the settlement of contracts traded in the futures and options and interest rate swap markets. In its guarantor role, the clearing house has precisely equal and offsetting claims to and from clearing firms on opposite sides of each contract, standing as an intermediary on every contract cleared. In the U.S., clearing firm funds are held according to Commodity and Futures Trading Commission (CFTC) regulatory account segregation standards. To the extent that funds are not otherwise available to satisfy an obligation under the applicable contract, the clearing house bears counterparty credit risk in the event that future market movements create conditions that could lead to clearing firms failing to meet their obligations to the clearing house. The clearing house reduces the exposure through risk management programs that include initial and ongoing financial standards for designation as a clearing firm, performance bond requirements, mark-to-market settlement cycles each business day, mandatory guaranty fund contributions and intra-day monitoring.
Each clearing firm is required to deposit and maintain balances in the form of cash, U.S. government securities, certain foreign government securities, bank letters of credit or other approved collateral to satisfy performance bond and guaranty fund requirements. All non-cash deposits and certain cash deposits with foreign currency exposure are marked-to-market and haircut each business day. Securities deposited by the clearing firms are not reflected on the consolidated financial statements and the clearing house does not earn any interest on these deposits. These balances may fluctuate significantly over time due to investment choices available to clearing firms and changes in the amount of contributions required. Cash performance bonds and guaranty fund contributions are included as restricted cash and restricted cash equivalents on the consolidated statements of cash flows.
The clearing house marks-to-market open positions at least once each business day (twice each business day for futures and options contracts), and requires payment from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. The clearing house has the capability to mark-to-market more frequently as market conditions warrant.
Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure at the time of default related to futures and options on futures positions would be one half of a business day of changes in fair value of all open positions, before considering the clearing house's ability to access defaulting clearing firms' collateral deposits. For cleared interest rate swap contracts, the maximum exposure at the time of default related to the clearing house's guarantee would be one full business day of changes in fair value of all open positions, before considering the clearing house's ability to access defaulting clearing firms' collateral. During 2025, the clearing house transferred an average of approximately $6.7 billion per business day through the clearing system for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its exposure through maintenance performance bond requirements and guaranty fund contributions. For futures and options products, the clearing firms' collateral requirements are sized to cover at least one business day of anticipated price movements. For interest rate swap products, the clearing firms' collateral requirements are sized to cover at least five business days of anticipated price movements. Management has assessed the fair value of the company's settlement guarantee liability by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at December 31, 2025.
CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to maintain cash accounts at the Federal Reserve Bank of Chicago. At December 31, 2025 and 2024, the clearing house maintained $141.7 billion and $87.4 billion, respectively, within the cash accounts at the Federal Reserve Bank of Chicago. The cash deposited at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets.
In 2025 and 2024, earnings from cash performance bond and guaranty fund contributions were $5,253.6 million and $3,943.8 million, respectively. In 2025 and 2024, expense related to the distribution of interest earned on collateral reinvestments were $4,842.5 million and $3,669.4 million, respectively. The earnings from cash performance bonds and guaranty fund contributions are included in investment income and the expense related to the distribution of interest earned is included in other non-operating income (expense) on the consolidated statements of income.
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
In addition, CME has a cross-margin arrangement with Fixed Income Clearing Corporation (FICC) whereby a clearing firm may be subject to reduced margin requirements for certain of its offsetting positions. Clearing firms maintain separate performance bond deposits with each clearing house, but based on the net offsetting positions between CME and FICC, each clearing house may reduce that firm's performance bond requirements. If a participating firm defaults, the gain or loss on the liquidation of the firm’s open positions and the proceeds from the liquidation of the cross margin account would be allocated between CME and FICC pursuant to a publicly-available cross-margining agreement. In the event of a remaining loss, CME would first apply assets of the defaulting clearing firm to satisfy its payment obligation. These assets include the defaulting firm's guaranty fund contributions, performance bonds and any other available assets, such as assets required for clearing membership and any associated trading rights. Thereafter, if the payment default remains unsatisfied, the clearing house would use its corporate contributions designated for the respective financial safeguard package. The clearing house would then use guaranty fund contributions of other clearing firms within the respective financial safeguard package and funds collected through an assessment against solvent clearing firms within the respective financial safeguard package to satisfy the deficit.
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
CME maintains a 364-day multi-currency line of credit with a consortium of domestic and international banks to be used in certain situations by the clearing house. CME may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian of the collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between CME and its clearing firms. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. The line of credit provides for borrowings of up to $7.0 billion. At December 31, 2025, guaranty fund contributions available to collateralize the facility were $10.7 billion. CME has the option to request an increase in the line from $7.0 billion to $10.0 billion, subject to the approval of participating banks. In addition to the 364-day fully secured, committed multi-currency line of credit, the company also has the option to use the $2.3 billion multi-currency revolving senior credit facility to provide liquidity for the clearing house in the unlikely event of default.
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
Cash and non-cash deposits held as performance bonds and guaranty fund contributions at fair value at December 31, 2025 and 2024 were as follows:

	2025		2024
(in millions)	Cash	Non-Cash Deposits and IEF Funds (1)	Cash	Non-Cash Deposits and IEF Funds (1)
Performance bonds	$156,187.7	$186,748.9	$96,036.4	$191,241.1
Guaranty fund contributions	2,736.1	8,474.3	2,343.5	7,977.2
Cross-margin arrangements(2)	304.1	456.5	233.1	678.5
Other(3)	428.2	2.1	282.4	2.1
Total	$159,656.1	$195,681.8	$98,895.4	$199,898.9
  _______________
(1) IEF funds include customer-directed investments in IEF funds that are not included on the consolidated balance sheets.
(2) Cross-margin arrangements include collateral for the cross-margin accounts with OCC and FICC.
(3) Other includes collateral for delivery and accrued interest earned on collateral reinvestment due to the clearing firms.
Cash performance bonds may include intraday settlement, if any, that is owed to the clearing firms and paid the following business day. The balance of intraday settlements was $534.3 million and $198.4 million at December 31, 2025 and 2024, respectively. Intraday settlements may be invested on an overnight basis and are offset by an equal liability owed to clearing firms.
In addition to cash, securities and other non-cash deposits, irrevocable letters of credit may be used as performance bond deposits for clearing firms. At December 31, 2025 and 2024, these letters of credit, which are not included in the accompanying consolidated balance sheets, were as follows:

(in millions)	2025	2024
Performance bonds	$4,405.3	$4,254.8
Performance bond collateral for delivery	2,998.3	3,505.9
Total Letters of Credit	$7,403.6	$7,760.7
All cash, securities and letters of credit posted as performance bonds are only available to meet the financial obligations of that clearing firm to the clearing house.
5. PROPERTY
A summary of the property accounts at December 31, 2025 and 2024 is presented below:

(in millions)	2025	2024	Estimated Useful Life
Building and building improvements	$130.7	$130.7	1 - 10 years
Leasehold improvements	149.5	147.1	2 - 20 years
Furniture, fixtures and equipment	375.0	432.6	1 - 7 years
Software and software development costs	713.2	700.1	2 - 8 years
Total property	1,368.4	1,410.5
Less accumulated depreciation and amortization	(1,005.7)	(1,024.3)
Property, net	$362.7	$386.2
6. INTANGIBLE ASSETS AND GOODWILL
Intangible assets consisted of the following at December 31, 2025 and 2024:

	2025			2024
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$4,703.0	$(2,557.5)	$2,145.5	$4,683.5	$(2,334.4)	$2,349.1
Technology-related intellectual property	62.5	(62.5)	—	62.5	(62.5)	—
Other	73.9	(58.7)	15.2	71.1	(48.6)	22.5
Total Amortizable Intangible Assets	$4,839.4	$(2,678.7)	$2,160.7	$4,817.1	$(2,445.5)	$2,371.6

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total Intangible Assets—Other, Net			$2,610.7			$2,821.6
Trading products (1)			$17,175.3			$17,175.3
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

The originally assigned useful lives for the amortizable intangible assets as of December 31, 2025 are as follows:

Clearing firm, market data and other customer relationships	5 - 30 years
Technology-related intellectual property	5 - 9 years
Other	3 - 24.5 years
Total amortization expense for intangible assets was $223.4 million, $221.7 million and $226.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)
2026	$222.9
2027	221.6
2028	214.9
2029	214.9
2030	214.9
Thereafter	1,071.5
Goodwill activity consisted of the following for the years ended December 31, 2025 and 2024:

(in millions)	Goodwill
Balance at December 31, 2023	$10,495.3
Foreign currency translation	(8.4)
Balance at December 31, 2024	10,486.9
Foreign currency translation	27.8
Balance at December 31, 2025	$10,514.7
7. LONG-TERM INVESTMENTS
The company maintains various long-term investments as described below. The investments are recorded in other assets on the consolidated balance sheets.
FanDuel Prediction Markets Holdings LLC. The company owns 51% of the equity interest in FanDuel Prediction Markets Holdings LLC (FanDuel Prediction Markets), and accounts for its investment in FanDuel Prediction Markets using the equity method of accounting. The FanDuel Prediction Markets joint venture was formed in December 2025 through capital contributions by FanDuel and CME Group. The joint venture was formed to launch a new prediction markets application that offers retail customers simplified event contracts based on major financial and economic benchmarks as well as on sports. The company contributed cash of $10.2 million to capitalize the joint venture. Also in connection with the transaction, the new entity recognized brand name intangible assets of $32.9 million. As a result, the company recognized a net gain of approximately $16.9 million upon the deconsolidation of the net assets contributed to the joint venture. The net gain is recognized in other non-operating income on the consolidated statements of net income during 2025. The carrying amount of the company's investment in FanDuel Prediction Markets was $25.3 million at December 31, 2025.
GME Holdings Limited. The company owns a 33% interest in GME Holdings Limited (GME Holdings), and accounts for its investment in GME Holdings using the equity method of accounting. Dubai Mercantile Exchange (DME) was rebranded as the Gulf Mercantile Exchange (GME) in 2024 to reflect its position as the key regional commodities exchange in the Middle East. In June 2024, the company invested $3.5 million in GME Holdings in exchange for 3.5 million additional shares of GME. This transaction was immediately followed by a secondary share sale to a third party of 15.5 million shares for $15.5 million, which ultimately reduced our stake in GME Holdings from 50% to 33%. The company recognized a net gain of $9.2 million on the transaction as recorded in other non-operating income on the consolidated statements of income during 2024. The carrying amount of the company's investment in GME Holdings was $11.8 million at December 31, 2025. The company and GME Holdings maintain an agreement for Gulf Mercantile Exchange futures contracts to be exclusively traded on the CME Globex platform.
OSTTRA. In October 2025, S&P Global and CME Group completed the sale of OSTTRA, of which the company owned a 50% equity interest, to investment funds managed by KKR & Co. Inc. OSTTRA is a provider of post-trade solutions for the over the counter market. The carrying amount of the company's investment in OSTTRA was $1.2 billion at September 30, 2025 and was included in other assets on the consolidated balance sheets prior to the sale. The company recognized a net gain of $306.1 million on the sale of OSTTRA in investment income on the consolidated statements of net income during 2025.

S&P Dow Jones Indices LLC. The company owns a 27% interest in S&P Dow Jones Indices LLC and accounts for its investment in S&P Dow Jones Indices LLC using the equity method of accounting. The carrying amount of the company's investment in S&P Dow Jones Indices LLC was $1.4 billion at December 31, 2025. The company has long-term exclusive licensing agreements with S&P Dow Jones Indices LLC to list products based on the Standard & Poor's Indices and Dow Jones Indices.
Shanghai CFETS-NEX International Money Broking Co., Ltd. The company owns a 33% interest in Shanghai CFETS-NEX International Money Broking Co., Ltd. (CFETS) and accounts for its investment in CFETS using the equity method of accounting. The carrying amount of the company's investment in CFETS was $63.4 million at December 31, 2025.
8. DEBT
In March 2025, the Company completed an offering of $750.0 million of its 4.4% fixed rate notes due March 2030 and also repaid the $750.0 million of 3% fixed rate notes due March 2025.
Short-term debt consisted of the following at December 31, 2025 and 2024:

(in millions)	2025	2024
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (1)	$—	$749.8
Total short-term debt	$—	$749.8
_______________
(1)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.11%.
 Long-term debt outstanding consisted of the following at December 31, 2025 and 2024:

(in millions)	2025	2024
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	$498.9	$498.5
$750.0 million fixed rate notes due March 2030, stated rate of 4.4%	742.1	—
$750.0 million fixed rate notes due March 2032, stated rate of 2.65%	744.6	743.7
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (1)	744.6	744.3
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	692.1	691.7
Total long-term debt	$3,422.3	$2,678.2
 _______________
(1)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.73%.
Short term and long-term debt maturities, at par value were as follows as of December 31, 2025:

(in millions)	Par Value
2026	$—
2027	—
2028	500.0
2029	—
2030	750.0
Thereafter	2,200.0

9. INCOME TAXES
The company is subject to regulation under a wide variety of U.S., federal, state and foreign tax laws and regulations. Income before income taxes and the income tax provision consisted of the following for the years ended December 31, 2025, 2024 and 2023:

(in millions)	2025	2024	2023
Income before income taxes:
Domestic	$4,807.6	$4,305.9	$3,900.5
Foreign	522.9	235.5	253.1
Total	$5,330.5	$4,541.4	$4,153.6
Income tax provision:
Current:
Federal	$920.7	$776.9	$751.7
State	295.6	252.8	205.8
Foreign	48.1	52.3	44.9
Total	1,264.4	1,082.0	1,002.4
Deferred:
Federal	(25.8)	(49.6)	21.9
State	20.2	(17.0)	(33.8)
Foreign	(0.5)	0.2	(63.1)
Total	(6.1)	(66.4)	(75.0)
Total Income Tax Provision	$1,258.3	$1,015.6	$927.4
Reconciliation of the U.S. federal income tax provision and rate (statutory tax rate) to the effective tax rate is as follows:

	2025		2024		2023
(amounts in millions)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$1,119.4	21.0%	$953.7	21.0%	$872.2	21.0%
State and local taxes, net of federal income tax effect(1)	221.0	4.1%	186.2	4.1%	147.3	3.5%
Foreign tax effects:
United Kingdom
Gain on sale of investments	(72.3)	(1.3)%	—	—%	(16.2)	(0.4)%
Other	(0.5)	—%	(2.6)	(0.1)%	(5.4)	(0.1)%
Other foreign jurisdictions	7.4	0.1%	13.7	0.3%	(5.3)	(0.1)%
Effect of cross-border tax laws:
Foreign derived intangible income deduction	(88.2)	(1.7)%	(86.4)	(1.9)%	(69.9)	(1.7)%
Subpart F income	59.5	1.1%	—	—%	16.3	0.4%
Other, net	12.0	0.3%	(49.0)	(1.0)%	(11.6)	(0.3)%
Effective Tax Expense Benefit Rate	$1,258.3	23.6%	1,015.6	22.4%	927.4	22.3%
_______________
(1)     State taxes in Illinois made up the majority (greater than 50 percent) of the tax effect in this category.

In 2025, 2024 and 2023, the effective tax rates were higher than the statutory tax rate. The increases to the effective tax rate for the state taxes were partially offset by the foreign-derived intangible income (FDII) deduction.

At December 31, 2025 and 2024, deferred income tax assets (liabilities) consisted of the following:

(in millions)	2025	2024
Deferred Income Tax Assets:
Net operating losses	$4.5	$5.3
Property	—	12.8
Accrued expenses, compensation, leases and other	119.7	123.9
Subtotal	124.2	142.0
Valuation allowance	—	—
Total deferred income tax assets	124.2	142.0
Deferred Income Tax Liabilities:
Purchased intangible assets	(5,224.3)	(5,240.6)
Other	(117.6)	(114.1)
Property	(6.8)	—
Total deferred income tax liabilities	(5,348.7)	(5,354.7)
Net Deferred Income Tax Liabilities	$(5,224.5)	$(5,212.7)
Reported as:
Net non-current deferred tax assets	$17.7	$34.1
Net non-current deferred tax liabilities	(5,242.2)	(5,246.8)
Net Deferred Income Tax Liabilities	$(5,224.5)	$(5,212.7)
A valuation allowance is recorded when it is more-likely-than-not that some portion or all of the deferred income tax assets may not be realized. The ultimate realization of the deferred income taxes depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
At December 31, 2025, the company had domestic income tax loss carryforwards of $21.3 million of which $19.3 million will expire between 2030 and 2036 and $2.0 million can be carried forward indefinitely. These amounts primarily relate to losses from the acquisition of NEX Group plc and the acquisition of Pivot, Inc. At December 2025, the company determined that it was more-likely-than-not that certain foreign deferred income tax assets will be fully realized. No valuation allowance was recorded at December 31, 2025 and 2024.
The following is a summary of the company’s unrecognized tax benefits for the year ended December 31, 2025, 2024 and 2023:

(in millions)	2025	2024	2023
Gross unrecognized tax benefits	$294.8	$251.6	$264.1
Unrecognized tax benefits, net of tax impacts in other jurisdictions	272.2	238.1	251.9
Interest and penalties related to uncertain tax positions	29.9	18.8	16.6
Interest and penalties recognized on the consolidated statements of income	11.1	2.1	(4.0)
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

(in millions)	2025	2024	2023
Balance at January 1	$251.6	$264.1	$280.3
Additions based on tax positions related to the current year	26.2	12.0	10.0
Additions for tax positions of prior years	27.0	3.9	4.3
Reductions for tax positions of prior years	(5.1)	(17.7)	(8.0)
Reductions resulting from the lapse of statutes of limitations	(4.9)	(5.6)	(5.2)
Settlements with taxing authorities	—	(5.1)	(17.3)
Balance at December 31	$294.8	$251.6	$264.1
The company is subject to U.S. federal income tax as well as income taxes in Illinois and multiple other state, local and foreign jurisdictions. As of December 31, 2025, substantially all federal income tax matters have been concluded through 2016 other than the Section 199 deduction, all United Kingdom income tax matters have been concluded through 2023, and all state income tax matters have been concluded through 2019.

The following is a summary of income taxes paid (net of refunds) by jurisdiction at December 31, 2025, 2024 and 2023:

(in millions)	2025	2024	2023
Federal	$910.2	$859.3	$782.0
State	219.9	292.0	247.2
Foreign	33.9	45.2	42.5
Total	$1,164.0	$1,196.5	$1,071.7
Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

(in millions)	2025	2024	2023
State and City:
Illinois	$122.6	$171.3	$126.0
New York and New York City	83.0	93.2	97.7
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
The following is a summary of the change in projected benefit obligation:

(in millions)	2025	2024
Balance at January 1	$364.0	$351.5
Service cost	22.2	21.9
Interest cost	21.3	18.8
Actuarial (gain) loss	6.1	(9.8)
Benefits paid	(16.4)	(18.4)
Balance at December 31	$397.2	$364.0
The aggregate accumulated benefit obligation was $366.4 million and $335.6 million at December 31, 2025 and 2024, respectively.
The following is a summary of the change in fair value of plan assets:

(in millions)	2025	2024	2023
Balance at January 1	$367.5	$350.8	$331.7
Actual return on plan assets	51.5	26.1	38.9
Employer contributions	—	9.0	3.0
Benefits paid	(16.4)	(18.4)	(22.8)
Balance at December 31	$402.6	$367.5	$350.8
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

The fair value of each major category of plan assets as of December 31, 2025 and 2024 is indicated below:

(in millions)	2025	2024
Level 2:
Money market funds	$7.1	$15.9
Mutual funds:
Fixed income	189.8	168.1
U.S. equity	148.9	137.3
Foreign equity	56.8	46.2
Total	$402.6	$367.5
At December 31, 2025 and 2024, the fair value of pension plan assets exceeded the pension benefit obligation by $5.4 million and $3.5 million, respectively, and the excess was recorded as a non-current pension asset in other assets.
CME's funding goal is to have its pension plan 100% funded at each year-end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Year-end 2025 assumptions have been used to project the assets and liabilities from December 31, 2025 to December 31, 2026. The company anticipates based on this projection that an additional contribution of $10.1 million in 2026 will be necessary for it to meet its funding goal. However, the amount of the actual contribution is contingent on various factors, including the actual rate of return on the plan assets during 2026 and the December 31, 2026 discount rate.
The components of net pension expense and the assumptions used to determine the end-of-year projected benefit obligation and net pension expense in aggregate at December 31, 2025, 2024 and 2023 are indicated below:

(in millions)	2025	2024	2023
Components of Net Pension Expense:
Service cost	$22.2	$21.9	$21.1
Interest cost	21.3	18.8	18.5
Expected return on plan assets	(25.6)	(24.1)	(21.6)
Recognized net actuarial loss	—	0.4	0.3
Net Pension Expense	$17.9	$17.0	$18.3
Assumptions Used to Determine End-of-Year Benefit Obligation:
Discount rate	5.50%	5.70%	5.20%
Rate of compensation increase	4.00	4.00	4.00
Cash balance interest crediting rate	4.00	4.20	5.14
Assumptions Used to Determine Net Pension Expense:
Discount rate	5.70%	5.20%	5.60%
Rate of compensation increase	4.00	4.00	4.00
Expected return on plan assets	7.25	7.25	6.75
Interest crediting rate	4.20	5.14	4.75
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

The overall objective of the plan is to achieve required long-term rates of return in order to meet future benefit payments. The component of the investment policy for the plan that has the most significant impact on returns is the asset mix. The asset mix has a minimum and maximum range depending on asset class. The plan assets are diversified to minimize the risk of large losses by any one or more individual assets. Such diversification is accomplished, in part, through the selection of asset mix and investment management. The asset allocation for the plan, by asset category, at December 31, 2025 and 2024 was as follows:

	2025	2024
Fixed income	47.1%	45.7%
U.S. equity	37.0	37.4
Foreign equity	14.1	12.6
Money market funds	1.8	4.3
For 2026, management expects the fixed income asset class to be approximately 50% of the portfolio. The target allocation for the equity asset classes is expected to be approximately 50% of the portfolio.
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
The pre-tax balance and activity of actuarial losses for the pension plan, which are included in other comprehensive income (loss), for 2025 are as follows:

(in millions)	Actuarial Loss
Balance at January 1	$20.8
Unrecognized net loss (gain) for the period	(19.8)
Recognized as a component of net pension expense	—
Balance at December 31	$1.0
At December 31, 2025, anticipated benefit payments from the plan in future years are as follows:

(in millions)
2026	$37.8
2027	38.0
2028	38.9
2029	39.8
2030	40.6
2031-2035	205.6
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
Aggregate expense for all of the defined contribution savings plans amounted to $22.0 million, $20.8 million and $19.7 million in 2025, 2024 and 2023, respectively.
CME Non-Qualified Plans. CME maintains non-qualified plans, under which participants may make assumed investment choices with respect to amounts contributed on their behalf. Although not required to do so, CME invests such contributions in assets that mirror the assumed investment choices. The balances in these plans are subject to the claims of general creditors of the company and totaled $116.3 million and $104.2 million at December 31, 2025 and 2024, respectively. Although the value of the plans is recorded as an asset in marketable securities on the consolidated balance sheets, there is an equal and offsetting liability. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both investment income and compensation and benefits expense. The non-qualified plans include the following:
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
11. LEASES
Leases. The company has operating leases for datacenters and corporate offices. The operating leases have remaining lease terms of up to 12 years, some of which include options to extend or renew the leases for up to an additional five years, and some of which include options to early terminate the leases in less than 12 months. Management evaluates the exercisability of these options at least quarterly in order to determine whether the contract term must be reassessed. For a small number of the leases, primarily the international locations, management's approach is to enter into short-term leases for a lease term of 12 months or less in order to provide for greater flexibility in the local environment. For certain office spaces, the company has entered into arrangements to sublease excess space to third parties, while the original lease contract remains in effect with the landlord.
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
The components of lease costs were as follows for the years ended December 31, 2025 and 2024:

(in millions)	2025	2024
Operating lease expense:
Operating lease cost	$38.6	$51.4
Short-term lease cost	0.4	0.4
Total operating lease expense included in other expense	$39.0	$51.8

Finance lease expense:
Interest expense	$1.9	$2.2
Depreciation expense	8.7	8.7
Total finance lease expense	$10.6	$10.9

Sublease revenue included in other revenue	$13.8	$9.8
Supplemental cash flow information related to leases was as follows for years ended December 31, 2025 and 2024:

(in millions)	2025	2024
Cash outflows for operating leases	$59.3	$73.7
Cash outflows for finance leases	17.5	17.4

Supplemental balance sheet information related to leases was as follows as of December 31, 2025 and 2024:
Operating leases

(in millions)	2025	2024
Operating lease right-of-use assets	$210.3	$231.1

Operating lease liabilities:
Other current liabilities	$46.8	$44.7
Other liabilities	237.4	289.3
Total operating lease liabilities	$284.2	$334.0

Weighted average remaining lease term (in months)	99	106
Weighted average discount rate	4.1%	4.2%
Finance leases

(in millions)	2025	2024
Finance lease right-of-use assets	$45.5	$54.2

Finance lease liabilities:
Other current liabilities	$9.0	$8.7
Other liabilities	41.7	50.7
Total finance lease liabilities	$50.7	$59.4

Weighted average remaining lease term (in months)	63	75
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of December 31, 2025 for operating and finance leases:

(in millions)	Operating Leases
2026	$57.1
2027	49.7
2028	44.0
2029	33.3
2030	32.3
Thereafter	111.4
Total lease payments	327.8
Less: imputed interest	(43.6)
Present value of lease liability	$284.2

(in millions)	Finance Lease
2026	$17.6
2027	17.8
2028	17.9
2029	18.1
2030	18.3
Thereafter	4.6
Total lease payments	94.3
Less: imputed interest	(43.6)
Present value of lease liability	$50.7

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
In addition, the company is a defendant in, and has potential for, various other legal proceedings arising from its regular business activities. While the ultimate results of such proceedings against the company cannot be predicted with certainty, the company believes that the resolution of any of these matters on an individual or aggregate basis will not have a material impact on its consolidated financial position or results of operations. No accrual was required for contingent legal and regulatory matters as none were probable and estimable as of December 31, 2025 and 2024.
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
13. GUARANTEES
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through April 2027. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a two-year period after April 2027 unless either party provides advance notice of its intent to terminate. CME can maintain collateral in the form of irrevocable standby letters of credit. At December 31, 2025, CME was contingently liable to SGX on irrevocable letters of credit totaling $400.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. Management has assessed the fair value of the company's guarantee liability under this mutual offset agreement by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing firm and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at December 31, 2025.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund has an aggregate maximum payment amount of $100.0 million. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If payments to participants were to exceed this amount, payments would be pro-rated. Clearing firms and customers must register in advance with the company and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is nominal and therefore has not recorded any liability at December 31, 2025.

14. CAPITAL STOCK
Shares Outstanding. The following table presents information regarding capital stock:

	December 31,
(in thousands)	2025	2024
Preferred stock authorized	10,000	10,000
Preferred stock issued and outstanding	4,584	4,584
Class A common stock authorized	1,000,000	1,000,000
Class A common stock issued and outstanding	358,950	359,602
Class B-1 common stock authorized, issued and outstanding	0.6	0.6
Class B-2 common stock authorized, issued and outstanding	0.8	0.8
Class B-3 common stock authorized, issued and outstanding	1.3	1.3
Class B-4 common stock authorized, issued and outstanding	0.4	0.4
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
Election of Directors. The CME Group board of directors is currently comprised of 19 members. Holders of Class B-1, Class B-2 and Class B-3 common stock have the right to elect six directors, of which three are elected by Class B-1 shareholders, two are elected by Class B-2 shareholders and one is elected by Class B-3 shareholders. The remaining directors are elected by the Class A and Class B shareholders voting as a single class.
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

Awards totaling 26.2 million shares have been granted and are outstanding or have been exercised under this plan at December 31, 2025 (See note 15 for further discussion).
Director Stock Plan. CME Group has adopted a Director Stock Plan under which awards are made to non-executive directors as part of their annual compensation. The number of Class A available shares reserved under the plan is 725,000, and approximately 499,187 shares have been awarded through December 31, 2025.
Employee Stock Purchase Plan. CME Group has adopted an Employee Stock Purchase Plan (ESPP) under which employees may purchase Class A shares at 90% of the market value of the shares using after-tax payroll deductions. The number of Class A shares reserved under the plan is 800,000, of which approximately 542,871 shares have been purchased through December 31, 2025 (See note 15 for further discussion).
Share Repurchase Program. The company maintains a share repurchase program (the Share Repurchase Program), which authorizes the company to repurchase up to $3.0 billion of CME Group Class A common stock at prevailing market prices. As of December 31, 2025, the remaining aggregate authorized amount is $2.7 billion.
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
The repurchases are funded from existing cash balances and may be made from time to time on the open market, through established trading plans, in privately-negotiated transactions or otherwise in accordance with all applicable securities laws, rules, and regulations. Shares repurchased under the Share Repurchase Program are retired and cancelled.

Year Ended December 31, 2025
Number of shares of Class A common stock repurchased	962,603
Average price paid per share	$274.36
Total purchase price (in millions)	$264.1
15. STOCK-BASED PAYMENTS
CME Group adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 40.2 million Class A shares have been reserved for awards under the plan. Awards totaling 26.2 million shares have been granted and are outstanding or have been exercised under the plan as of December 31, 2025. Awards granted generally vest over a four-year period, with 25% vesting one year after the grant date and on that same date in each of the following three years.
Total compensation expense for all stock-related awards (including ESPP) and total income tax benefit recognized on the consolidated statements of income for these awards at December 31, 2025, 2024 and 2023 were as follows:

(in millions)	2025	2024	2023
Compensation expense	$95.6	$90.4	$83.7
Income tax benefit recognized	20.0	19.2	14.2
At December 31, 2025, there was $148.6 million of total unrecognized compensation expense related to employee stock-based compensation arrangements that had not yet vested. The total unrecognized expense is expected to be recognized over a weighted average period of 2.2 years.
In 2025, the company granted 304,784 shares of restricted Class A common stock and restricted stock units with respect to 11,072 shares of Class A common stock. Restricted common stock and restricted stock units generally have a vesting period of two to four years. The fair value related to these grants was $81.8 million, which is recognized as compensation expense on an accelerated basis over the vesting period. Dividends are accrued on restricted Class A common stock and restricted stock units and are paid once the restricted stock vests. In 2025, the company also granted 71,420 performance shares. The fair value related to these grants was $22.5 million, which is recognized as compensation expense on a straight-lined basis over the vesting period. The vesting of these shares is contingent on meeting stated performance or market conditions, generally measured over a three-year period.

The following table summarizes restricted stock, restricted stock units and performance shares activity for 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	1,087,358	$219
Granted	387,276	269
Vested	(267,737)	218
Cancelled	(170,301)	226
Outstanding at December 31, 2025	1,036,596	236
The total fair value of restricted stock, restricted stock units and performance shares that vested during 2025, 2024 and 2023 was $69.7 million, $61.4 million and $49.6 million, respectively.
Under the ESPP, eligible employees may acquire shares of Class A common stock using after-tax payroll deductions made during consecutive offering periods of approximately six months in duration. Shares are purchased at the end of each offering period at a price of 90% of the closing price of the Class A common stock as reported on the Nasdaq Global Select Market. Compensation expense is recognized on the dates of purchase for the discount from the closing price. In 2025, 2024 and 2023, a total of 32,304, 37,466 and 40,960 shares, respectively, of Class A common stock were issued to participating employees. These shares are subject to a six-month holding period. Annual expense of $0.9 million, $0.8 million, and $0.8 million for the purchase discount was recognized in 2025, 2024 and 2023, respectively.
Non-executive directors receive an annual award of Class A common stock with a value equal to $145,000. Non-executive directors could also elect to receive some or all of the cash portion of their annual stipend, up to $95,000, in shares of stock based on the closing price at the date of distribution. As a result, 10,964 shares, 18,901 shares and 19,966 shares of Class A common stock were issued to non-executive directors during 2025, 2024 and 2023, respectively. These shares are not subject to any vesting restrictions. Expense of $3.3 million, $3.6 million, and $3.6 million related to these stock-based payments was recognized for the years ended December 31, 2025, 2024 and 2023, respectively.
16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2024	$(0.3)	$(14.1)	$59.3	$(150.4)	$(105.5)
Other comprehensive income before reclassifications and income tax benefit (expense)	0.4	19.7	—	163.2	183.3
Amounts reclassified from accumulated other comprehensive income	—	(0.3)	(4.1)	23.6	19.2
Income tax benefit (expense)	(0.1)	(5.0)	1.0	(11.0)	(15.1)
Net current period other comprehensive income	0.3	14.4	(3.1)	175.8	187.4
Balance at December 31, 2025	$—	$0.3	$56.2	$25.4	$81.9

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2023	$(0.4)	$(23.4)	$62.0	$(93.8)	$(55.6)
Other comprehensive income before reclassifications and income tax benefit (expense)	0.2	12.2	—	(61.0)	(48.6)
Amounts reclassified from accumulated other comprehensive income	—	0.1	(3.6)	2.2	(1.3)
Income tax benefit (expense)	(0.1)	(3.0)	0.9	2.2	—
Net current period other comprehensive income	0.1	9.3	(2.7)	(56.6)	(49.9)
Balance at December 31, 2024	$(0.3)	$(14.1)	$59.3	$(150.4)	$(105.5)

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2022	$(0.9)	$(22.8)	$64.7	$(174.3)	$(133.3)
Other comprehensive income before reclassifications and income tax benefit (expense)	0.6	(0.9)	—	70.8	70.5
Amounts reclassified from accumulated other comprehensive income	—	0.1	(3.6)	9.7	6.2
Income tax benefit (expense)	(0.1)	0.2	0.9	—	1.0
Net current period other comprehensive income	0.5	(0.6)	(2.7)	80.5	77.7
Balance at December 31, 2023	$(0.4)	$(23.4)	$62.0	$(93.8)	$(55.6)
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

Recurring Fair Value Measurements. Financial assets recorded at fair value on the consolidated balance sheets as of December 31, 2025 and 2024 were classified in their entirety based on the lowest level of input that was significant to each asset's fair value measurement.
Financial Instruments Measured at Fair Value on a Recurring Basis:

	December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$7.5	$—	$—	$7.5
Mutual funds	116.3	—	—	116.3
Equity securities	1.2	—	—	1.2
Total Marketable Securities	125.0	—	—	125.0
Total Assets at Fair Value	$125.0	$—	$—	$125.0

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$8.8	$—	$—	$8.8
Mutual funds	104.2	—	—	104.2
Equity securities	0.2	—	—	0.2
Total Marketable Securities	113.2	—	—	113.2
Total Assets at Fair Value	$113.2	$—	$—	$113.2
Non-Recurring Fair Value Measurements. During 2025, the company recognized a net unrealized gain of $1.4 million on an equity investment without readily determinable fair value. The fair value of this investment was estimated to be $10.2 million at December 31, 2025. This fair value assessment was based on quantitative factors, including observable price changes. The fair value measurement of this investment is considered level 3 and non-recurring. This investment is included in other assets on the consolidated balance sheet.
Fair Values of Debt Notes. The following presents the estimated fair values of short-term and long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below are classified as level 2 under the fair value hierarchy and were estimated using quoted market prices in inactive markets.
At December 31, 2025, the fair values were as follows:

(in millions)	Fair Value	Level
$500.0 million fixed rate notes due June 2028	$501.6	Level 2
$750.0 million fixed rate notes due March 2030	763.0	Level 2
$750.0 million fixed rate notes due March 2032	685.2	Level 2
$750.0 million fixed rate notes due September 2043	754.1	Level 2
$700.0 million fixed rate notes due June 2048	588.9	Level 2
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
The table below presents geographic locations with material revenue for the years ended December 31, 2025, 2024 and 2023 and geographic locations with material long-lived assets as of December 31, 2025 and 2024. Locations with revenue or long lived assets representing 10% or more of total revenue or long lived assets are considered to have material revenue or long lived assets.

	Revenues (2)			Long-lived Assets (3)
(in millions)	2025	2024	2023	2025	2024
United States	$4,456.0	$4,178.4	$3,797.5	$27,258.0	$27,433.5
United Kingdom (1)	760.7	714.7	647.0	3,444.4	3,467.6
Other foreign countries	1,303.9	1,237.0	1,134.4	46.8	50.9
Totals	$6,520.6	$6,130.1	$5,578.9	$30,749.2	$30,952.0
_______________
(1)United Kingdom includes Great Britain and Northern Ireland.
(2)Revenues are classified based upon the location of the customer.
(3)Long-lived assets represent property, plant and equipment, indefinite-lived intangible assets, amortizable intangible assets, and other investments included in other assets. See Note 5 for further information on property. See Note 6 for further information on goodwill and other intangible assets. See Note 17 for further information on investments included in other assets. These assets are reported in the country where they are primarily used.
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
Anti-dilutive stock awards were as follows for the years presented:

(in thousands)	2025	2024	2023
Stock awards	71	89	455
Total	71	89	455

The following table presents the earnings per share calculation for the years presented:

	2025	2024	2023
Net Income Attributable to CME Group (in millions)	$4,072.2	$3,525.8	$3,226.2
Less: Preferred stock dividends	(22.9)	(47.7)	(44.2)
Less: (Undistributed earnings) overdistributed earnings allocated to preferred stock	(28.3)	3.4	3.6
Net Income Attributable to Common Shareholders of CME Group	$4,021.0	$3,481.5	$3,185.6

Weighted Average Common Shares Outstanding (in thousands):
Basic	359,648	359,389	359,023
Effect of stock options and stock awards	662	555	477
Diluted	360,310	359,944	359,500
Earnings per Common Share Attributable to Common Shareholders of CME Group:
Basic	$11.18	$9.69	$8.87
Diluted	11.16	9.67	8.86
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
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, the company's management, including the company's Chief Executive Officer and Chief Financial Officer, have evaluated the company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fourth quarter of 2025, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2025. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the board of directors.
Based on this assessment, management believes that, as of December 31, 2025, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP (PCAOB ID 42), an independent registered public accounting firm, as stated in the report on page 88.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CME Group Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CME Group Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Uncertain Tax Positions
Description of the Matter
As discussed in Note 9 to the consolidated financial statements, the Company had unrecognized income tax benefits of $294.8 million related to uncertain tax positions as of December 31, 2025. Uncertainty in a tax position may arise due to the application of complex tax regulations, among other considerations. In its accounting for uncertain tax positions the Company used significant judgment to (1) determine whether, based on the technical merits, the tax position is more likely than not to be sustained upon examination and (2) measure the amount of the tax benefit that qualifies for recognition.

Auditing management’s estimate of the Company’s uncertain tax positions that qualified for recognition was especially challenging because management’s estimate involved significant judgment in evaluating the technical merits of the positions, including interpretations of applicable tax laws and regulations, as well as in measuring the amount of the tax benefit that qualifies for recognition.

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

We also involved our tax professionals to evaluate the Company's uncertain tax positions. Our audit procedures included, among others, evaluating the assumptions the Company used to develop and measure its uncertain tax positions that qualified for recognition, as well as testing the completeness and accuracy of the underlying data used by management. We also assessed the technical merits and measurement of the Company’s uncertain tax positions by evaluating evolving interpretations of the tax regulations, together with the Company’s relevant correspondence with tax authorities and third-parties, which were used by the Company to recognize and measure its uncertain tax positions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Chicago, Illinois
February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CME Group Inc.

Opinion on Internal Control Over Financial Reporting
We have audited CME Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CME Group Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Chicago, Illinois
February 26, 2026

ITEM 9B.    OTHER INFORMATION
Director and Officer Trading Plans and Arrangements

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Interactive Data File Submission

The company is furnishing the information below solely for the purpose of including the required Inline XBRL tagging of the following disclosures: (1) “Item 1C. Cybersecurity” on pgs. 27-28 of the company’s annual report on Form 10-K for the fiscal year ended December 31, 2024 (2024 Form 10-K), filed with the SEC on February 27, 2025; (2) “Pay versus performance disclosure” on pgs. 87-91 and “Equity grant practices” on pgs. 68-69 of the company’s proxy statement on Schedule 14A, filed with the SEC on March 20, 2025 (2025 Proxy Statement); and (3) “Item 5. Other Information” on pgs. 31, 33 and 33 of the company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025, respectively (2025 Forms 10-Q). Other than the inclusion of Inline XBRL tagging, the disclosures below do not modify any information set forth in the 2024 Form 10-K, the 2025 Proxy Statement or the 2025 Forms 10-Q.

2024 Form 10-K

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
2025 Proxy Statement
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers, and employees, as well as by the company itself. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the company. A copy of our insider trading policy is filed with our most recent Annual Report on Form 10-K as Exhibit 19.1.

PAY VERSUS PERFORMANCE

Year	Summary Compensation Table Total for Terrence A. Duffy[1] ($)	Compensation Actually Paid to Terrence A. Duffy[1,2,3] ($)	Average Summary Compensation Table Total for Non-PEO NEOs[1] ($)	Average Compensation Actually Paid to Non-PEO NEOs[1,2,3] ($)	Value of Initial Fixed $100 Investment based on:[4]		Net Income ($ Millions)	Cash Earnings[5] ($ Millions)
					TSR ($)	Peer Group TSR ($)

2024	$23,945,589	$26,813,826	$3,425,778	$3,983,777	$141.71	$172.05	$3,526	$3,865
2023	23,468,000	34,175,281	3,803,969	4,637,219	122.76	148.62	3,226	3,573
2022	22,943,077	12,471,976	3,408,739	1,212,892	93.50	122.06	2,691	3,088
2021	22,924,737	26,891,265	3,321,407	4,505,841	121.26	140.56	2,637	2,583
2020	16,118,467	12,115,067	3,046,801	1,882,475	93.66	117.40	2,106	2,572
1Terrence A. Duffy was our PEO for each year presented. The individuals comprising the Non-PEO named executive officers for each year presented are listed below.

2020	2021	2022	2023	2024

John W. Pietrowicz	John W. Pietrowicz	John W. Pietrowicz	Lynne C. Fitzpatrick	Lynne C. Fitzpatrick
Kevin D. Kometer	Kevin D. Kometer	Julie Holzrichter	Julie Holzrichter	Derek L. Sammann
Julie Holzrichter	Julie Holzrichter	Sean P. Tully	Derek L. Sammann	Julie M. Winkler
Sunil K. Cutinho	Sunil K. Cutinho	Sunil K. Cutinho	Sunil K. Cutinho	Sunil K. Cutinho
John W. Pietrowicz
2The amounts shown for "Compensation Actually Paid" have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually earned, realized, or received by the company's NEOs. These amounts reflect the "Total" from the Summary Compensation Table with certain adjustments as described in footnote 3 below.
3"Compensation Actually Paid" reflects the exclusions and inclusions of certain amounts for the PEO and the Non-PEO NEOs as set forth below. Equity values are calculated in accordance with Financial Accounting Standards Board ASC Topic 718. Amounts in the "Exclusion of Stock Awards" column are the amounts from the "Stock Awards" column set forth in the Summary Compensation Table. Amounts in the "Exclusion of Change in Pension Value" column reflect the amounts attributable to the "Change in Pension Value" reported in the Summary Compensation Table. Amounts in the "Inclusion of Pension Service Cost" are based on the service cost for services rendered during the listed year.

Year	Summary Compensation Table Total for Terrence A. Duffy ($)	Exclusion of Change in Pension Value for Terrence A. Duffy ($)	Exclusion of Stock Awards for Terrence A. Duffy ($)	Inclusion of Pension Service Cost for Terrence A. Duffy ($)	Inclusion of Equity Values for Terrence A. Duffy ($)	Compensation Actually Paid to Terrence A. Duffy ($)

2024	23,945,589	(58,832)	(13,512,333)	26,185	16,413,217	26,813,826
2023	23,468,000	(55,146)	(12,594,380)	24,427	23,332,380	34,175,281
2022	22,943,077	(36,092)	(12,530,269)	25,060	2,070,200	12,471,976
2021	22,924,737	(35,942)	(11,563,324)	24,198	15,541,596	26,891,265
2020	16,118,467	(45,422)	(10,933,603)	23,466	6,952,159	12,115,067

Year	Average Summary Compensation Table Total for Non-PEO NEOs ($)	Average Exclusion of Change in Pension Value for Non-PEO NEOs ($)	Average Exclusion of Stock Awards for Non-PEO NEOs ($)	Average Inclusion of Pension Service Cost for Non-PEO NEOs ($)	Average Inclusion of Equity Values for Non-PEO NEOs ($)	Average Compensation Actually Paid to Non-PEO NEOs ($)

2024	3,425,778	(20,778)	(1,773,691)	21,469	2,330,999	3,983,777
2023	3,803,969	(65,419)	(2,082,032)	21,610	2,959,091	4,637,219
2022	3,408,739	0	(1,703,264)	26,028	(518,610)	1,212,892
2021	3,321,407	(28,338)	(1,951,311)	24,227	3,139,856	4,505,841
2020	3,046,801	(72,079)	(1,845,104)	22,351	730,507	1,882,475
The amounts in the "Inclusion of Equity Values" in the tables above are derived from the amounts set forth in the following tables:

Year	Year-End Fair Value of Equity Awards Granted During Year That Remained Unvested as of Last Day of Year for Terrence A. Duffy ($)	Change in Fair Value from Last Day of Prior Year to Last Day of Year of Unvested Equity Awards for Terrence A. Duffy ($)	Vesting-Date Fair Value of Equity Awards Granted During Year that Vested During Year for Terrence A. Duffy ($)	Change in Fair Value from Last Day of Prior Year to Vesting Date of Unvested Equity Awards that Vested During Year for Terrence A. Duffy ($)	Fair Value at Last Day of Prior Year of Equity Awards Forfeited During Year for Terrence A. Duffy ($)	Value of Dividends or Other Earnings Paid on Stock or Option Awards Not Otherwise Included for Terrence A. Duffy ($)	Total - Inclusion of Equity Values for Terrence A. Duffy ($)

2024	7,395,740	2,137,573	6,566,926	312,978	0	0	16,413,217
2023	6,481,849	10,556,378	6,294,153	0	0	0	23,332,380
2022	6,530,171	(9,033,730)	5,461,954	(888,195)	0	0	2,070,200
2021	12,602,892	2,049,192	0	889,511	0	0	15,541,596
2020	6,433,902	(2,767,707)	4,962,787	(1,676,822)	0	0	6,952,159

Year	Average Year-End Fair Value of Equity Awards Granted During Year That Remained Unvested as of Last Day of Year for Non-PEO NEOs ($)	Average Change in Fair Value from Last Day of Prior Year to Last Day of Year of Unvested Equity Awards for Non-PEO NEOs ($)	Average Vesting-Date Fair Value of Equity Awards Granted During Year that Vested During Year for Non-PEO NEOs ($)	Average Change in Fair Value from Last Day of Prior Year to Vesting Date of Unvested Equity Awards that Vested During Year for Non-PEO NEOs ($)	Average Fair Value at Last Day of Prior Year of Equity Awards Forfeited During Year for Non-PEO NEOs ($)	Average Value of Dividends or Other Earnings Paid on Stock or Option Awards Not Otherwise Included for Non-PEO NEOs ($)	Total - Average Inclusion of Equity Values for Non-PEO NEOs ($)

2024	1,832,803	428,204	0	69,992	(261,945)	0	2,330,999
2023	1,547,777	1,525,158	0	148,101	(261,945)	0	2,959,091
2022	1,630,119	(2,021,505)	0	(127,224)	0	0	(518,610)
2021	2,126,740	744,382	0	268,733	0	0	3,139,856
2020	1,923,248	(835,552)	0	(357,189)	0	0	730,507
4The "Peer Group TSR" set forth in this table utilizes a custom group of peer companies, which we also utilize in the stock performance graph required by Item 201(e) of Regulation S-K included in our Annual Report for the year ended December 31, 2024. The comparison assumes $100 was invested for the period starting December 31, 2019, through the end of the listed year in the company and in the custom group of peer companies used in our performance graph, respectively. The custom peer group consists of: Cboe Global Markets Inc, Deutsche Boerse Ag, Intercontinental Exchange Inc, London Stock Exchange Group Plc and Nasdaq Inc. Historical stock performance is not necessarily indicative of future stock performance.
5We determined cash earnings to be the most important financial performance measure used to link company performance to "Compensation Actually Paid" to our PEO and Non-PEO NEOs in 2024. More information about cash earnings can be found in the annual bonus section of the Compensation Discussion and Analysis beginning on page 60.

RELATIONSHIP BETWEEN PEO AND OTHER NEOS COMPENSATION ACTUALLY PAID AND COMPANY AND PEER GROUP TOTAL SHAREHOLDER RETURN
The following chart sets forth the relationship between Compensation Actually Paid to our PEO, the average of Compensation Actually Paid to our other NEOs, and the Company's and Peer Group's cumulative TSR over the five most recently completed fiscal years.
RELATIONSHIP BETWEEN PEO AND OTHER NEO COMPENSATION ACTUALLY PAID AND NET INCOME
The following chart sets forth the relationship between Compensation Actually Paid to our PEO, the average of Compensation Actually Paid to our other NEOs, and our Net Income during the five most recently completed fiscal years.

RELATIONSHIP BETWEEN PEO AND OTHER NEOS COMPENSATION ACTUALLY PAID AND CASH EARNINGS
The following chart sets forth the relationship between Compensation Actually Paid to our PEO, the average of Compensation Actually Paid to our other NEOs, and our Cash Earnings during the five most recently completed fiscal years.

TABULAR LIST OF MOST IMPORTANT FINANCIAL PERFORMANCE MEASURES
The following table presents the financial performance measures that the company considers to have been the most important in linking Compensation Actually Paid to our PEO and other NEOs for 2024 Company performance. The measures in this table are not ranked.

Cash Earnings
Relative TSR
Net Income Margin

EQUITY GRANT PRACTICES
The following is a summary of our equity grant practices and the role of the committee in approving awards:
•Our annual equity awards are granted on September 15th, or in the event the 15th is not a business day, the closest business day thereto. We do not time the grant of equity compensation in relation to the disclosure of material nonpublic information.
•At a meeting prior to the annual grant date, the committee approves the awards for the senior management group based upon the target equity opportunities and recommendations from the Chairman and Chief Executive Officer (for executives other than himself) using a pre-set calculation of a percentage of base salary to determine the award value. Actual awards are granted based on the previously approved award value and the closing price on the actual grant date. The committee receives a report of the actual awards at a subsequent meeting.
•The committee has delegated authority to the individual in the role of Chief Executive Officer to approve annual, sign-on, retention and initiative-based equity awards to employees below our senior management group other than our chief accounting officer, within parameters set by the committee. The committee is provided with an annual report on awards granted under such delegated authority.
•Our Omnibus Stock Plan and our Director Stock Plan prohibit the granting of options or stock appreciation rights below the market value on the date of grant, the repricing of existing awards, and payment of dividends on performance-based shares prior to the achievement of performance goals. Dividends relating to outstanding shares of unvested time-based restricted stock are accrued and paid out at vesting.
The equity targets for our named executive officers were established based upon a review of the nature of the responsibility of the position of the executive within CME Group, the competitive market data derived through our benchmarking practices and the ability of the employee to impact the overall growth and performance of CME Group based upon his or her role within the company. As discussed in more detail on page 63, we generally target total compensation in the 50th percentile of our peer group. Through competitive compensation analysis, we compare equity compensation on a standalone basis as well as part of an executive's overall total compensation.
The committee has the discretion to adjust the annual equity awards to distinguish for individual performance. The annual equity awards for the named executive officers were made at the target levels for 2024 and were comprised of 50% performance shares and 50% time-vested restricted stock. The performance shares, if earned, vest in full following the three-year performance period and the restricted shares vest ratably over a four-year period unless otherwise provided.

2025 Forms 10-Q

ITEM 5. OTHER INFORMATION

On February 18, 2025, Jonathan Marcus, Senior Managing Director and General Counsel adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan provides for the potential sale of up to 6,568 shares of the company's Class A common stock. The actual number of shares sold under Mr. Marcus’ plan will depend on the number of shares delivered at the time that certain of his equity awards vest during the term of the plan following the fulfillment of tax withholding obligations and subject to other conditions as set forth in the plan.

The plan expires on March 31, 2026 or upon the earlier completion of all authorized transactions under the plan. In determining the number of shares that may be sold under the plan it is assumed that the performance shares vesting during the plan vest at target.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b-5 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer of the company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b-5 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

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
Information required by this Item 10 is included under the caption "Information about our Executive Officers" contained in Item 1, Business of this report and under the headings Election of Equity Directors—Equity Directors up for Election at the 2026 Annual Meeting; Election of Class B-1, Class-2 and Class B-3 Directors; Other Business—Delinquent Section 16(a) Reports; Corporate Governance—Board Committees; Audit—Audit Committee Financial Experts; and Corporate Governance—Corporate Governance and Compliance Materials in our definitive proxy statement for the Annual Meeting of Shareholders to be held on May 14, 2026, to be filed by CME Group with the SEC pursuant to Regulation 14A within 120 days after December 31, 2025 (2026 Proxy Statement). This information is incorporated by reference into this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this Item 11 is included under the headings Compensation—Compensation Discussion and Analysis; Compensation—Executive Compensation; Compensation—Chief Executive Officer Pay Ratio; Compensation—Director Compensation; Compensation—Compensation Committee Matters; and Compensation—Compensation Committee Report in our 2026 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
We currently maintain the following equity compensation plans: CME Group Inc. Amended and Restated Omnibus Stock Plan, CME Group Inc. Director Stock Plan and CME Group Inc. Amended and Restated Employee Stock Purchase Plan. We do not maintain any equity compensation plans not approved by shareholders. A description of each of these plans and the number of shares authorized and available for future awards is included in note 15 of the notes to consolidated financial statements. The numbers in the following table are as of December 31, 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	13,030,044
Equity compensation plans not approved by security holders	—	—	—
Total	—		13,030,044
Information required by this Item 12 related to the security ownership is included under the heading Ownership of CME Group Common Stock in our 2026 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this Item 13 is included under the heading Other Business—Certain Business Relationships with Related Persons and Corporate Governance—Director Independence of our 2026 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 is included under the headings Audit—The Audit Committee has Pre-Approval Processes for Non-Audit Services and Audit—Principal Accountant Fees and Services in our 2026 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

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
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2025 and 2024
Consolidated Statements of Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Equity for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K:
CME Group Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2025, 2024 and 2023
(dollars in millions)

	Balance at beginning of year	Charged (credited) to costs and expenses	Other(1)	Balance at end of year
Year Ended December 31, 2025
Allowance for doubtful accounts	$9.0	$1.9	$(0.9)	$10.0
Allowance for deferred tax assets	—	—	—	—
Year Ended December 31, 2024
Allowance for doubtful accounts	$7.1	$2.1	$(0.2)	$9.0
Allowance for deferred tax assets	0.4	(0.4)	—	—
Year Ended December 31, 2023
Allowance for doubtful accounts	$8.1	$0.6	$(1.6)	$7.1
Allowance for deferred tax assets	0.4	—	—	0.4
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

4.2
Sixth Supplemental Indenture (including the form of 5.300% note due 2043), dated as of September 9, 2013, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on September 9, 2013).

4.3
Eighth Supplemental Indenture (including the form of 3.750% note due 2028), dated as of June 21, 2018, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on June 21, 2018).

4.4
Ninth Supplemental Indenture (including the form of 4.150% note due 2048), dated as of June 21, 2018, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on June 21, 2018).

4.5
Tenth Supplemental Indenture (including the form of 2.650% Notes due 2032), dated as of March 8, 2022, between CME Group Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.2 to CME Group Inc.’s Current Report on Form 8-K filed with the SEC on March 8, 2022).

4.6
Eleventh Supplemental Indenture (including the form of 4.400% Notes due 2030), dated as of March 10, 2025, between CME Group Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.2 to CME Group Inc's Current Report on Form 8-K filed with the SEC on March 10, 2025).

4.7	Description of securities (incorporated by reference to Exhibit 4.11 to CME Group Inc's Form 10-K, filed with the SEC on February 2, 2022).

10.	Material Contracts

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

10.5(1)
Third Amendment to Chicago Mercantile Exchange Inc. Senior Management Supplemental Deferred Savings Plan, as of December 6, 2023; Second Amendment to Chicago Mercantile Exchange Inc. Senior Management Supplemental Deferred Savings Plan, as of June 1, 2023; and First Amendment to Chicago Mercantile Exchange Inc. Senior Management Supplemental Deferred Savings Plan, as of January 1, 2020 (incorporated by reference to Exhibit 10.5 to CME Group's Form 10-K, filed with the SEC on February 27, 2025). Chicago Mercantile Exchange Inc. Senior Management Supplemental Deferred Savings Plan (SMSDSP), Amended and Restated as of January 1, 2017 (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 2, 2017).

Exhibit Number	Description of Exhibit
10.6(1)
Chicago Mercantile Exchange Inc. Directors' Deferred Compensation Plan, amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.9 to CME Group Inc.'s Form 10-K, filed with the SEC on March 2, 2009).

10.7(1)
Recognition and Retention Plan for Members of the COMEX Division of New York Mercantile Exchange (incorporated by reference to Exhibit 10.11 to NYMEX Holdings, Inc.'s Form 10-K, filed with the SEC on March 29, 2001). Amendment to the Recognition and Retention Plan for Members of the COMEX Division of the New York Mercantile Exchange, dated October 22, 2015 (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 10-Q, filed with the SEC on November 6, 2015).

10.8
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, among CME Group Inc., as Issuer, and Barclays Capital Inc., as Dealer (incorporated by reference to Exhibit 4.1 to CME Group Inc.'s Form 10-K, filed with the SEC on February 26, 2015).

10.9
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, between CME Group Inc., as Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer (incorporated by reference to Exhibit 4.3 to CME Group Inc.'s Form 10-K, filed with the SEC on February 26, 2015).

10.10
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, between CME Group Inc., as Issuer, and Goldman, Sachs & Co., as Dealer (incorporated by reference to Exhibit 4.4 to CME Group Inc.'s Form 10-K, filed with the SEC on February 26, 2015).

10.11
Amendment No. 10 to Credit Agreement, dated as of April 23, 2025, among Chicago Mercantile Exchange Inc., certain lenders, Bank of America, N.A., as Administrative Agent, and Citibank, N.A., as Collateral Agent and Collateral Monitoring Agent (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Form 8-K, filed with the SEC on April 25, 2025 (includes full text of the Chicago Mercantile Exchange Inc. 364-day Credit Facility).

10.12(1)	Form of Equity Grant Letter for Restricted Shares (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 10-Q, filed with the SEC on November 3, 2021).

10.13(1)	Form of Equity Grant Letter for Annual Grant of Performance Shares (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 10-Q, filed with the SEC on November 1, 2023)

10.14
Credit Agreement, dated as of April 23, 2025, among CME Group Inc., certain lenders, agents, arrangers, bookrunners, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on April 25, 2025).

10.15(2)
License Agreement, dated June 29, 2012, between Standard & Poor’s Financial Services LLC and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.5 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 3, 2022).

10.16(1)	CME Group Inc. Severance Plan, as amended and restated, effective March 7, 2023 (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on March 10, 2023).

10.17(1)
CME Group Inc. Annual Incentive Plan, as amended and restated effective as of October 2, 2023 (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Form 8-K, filed with the SEC on November 13, 2023).

10.18(1)
Amended and Restated Agreement, effective as of November 6, 2024, between CME Group Inc. and Terrence A. Duffy (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on November 7, 2024).

19.1*	CME Group Inc. Personal Trading Policy.

21.1*	List of Subsidiaries of CME Group Inc.

23.1*	Consent of Ernst & Young LLP.

31.1*	Section 302—Certification of Terrence A. Duffy.

31.2*	Section 302—Certification of Lynne Fitzpatrick.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
97.1
CME Group Inc. Compensation Recoupment Policy for Executive Officers effective as of October 2, 2023 (incorporate by reference to Exhibit 97.1 to CME Group Inc.'s Form 10-K, filed with the SEC on February 28, 2024).

101	The following materials from CME Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from CME Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL.

_______________

*	Filed herewith.
(1)Management contract or compensatory plan or arrangement.
(2)Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 26th day of February, 2026.

CME Group Inc.

By:	/S/ LYNNE FITZPATRICK
Lynne Fitzpatrick Senior Managing Director, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, in the City of Chicago and State of Illinois on the 26th day of February, 2026.

Signature	Title

/S/ TERRENCE A. DUFFY	Chairman of the Board, Director and Chief Executive Officer
Terrence A. Duffy

/S/ LYNNE FITZPATRICK	Senior Managing Director, President and Chief Financial Officer
Lynne Fitzpatrick

/S/ JACK TOBIN	Managing Director and Chief Accounting Officer
Jack Tobin

/S/ KATHRYN BENESH	Director
Kathryn Benesh

/S/ TIMOTHY S. BITSBERGER	Director
Timothy S. Bitsberger

/S/ CHARLES P. CAREY	Lead Director
Charles P. Carey

/S/ ELIZABETH A. COOK	Director
Elizabeth A. Cook

/S/ BRYAN T. DURKIN	Director
Bryan T. Durkin

/S/ HAROLD FORD JR.	Director
Harold Ford Jr.

/S/ MARTIN J. GEPSMAN	Director
Martin J. Gepsman

/S/ WILLIAM W. HOBERT	Director
William W. Hobert

/S/ DANIEL G. KAYE	Director
Daniel G. Kaye

/S/ PHYLLIS M. LOCKETT	Director
Phyllis M. Lockett

/S/ DEBORAH J. LUCAS	Director
Deborah J. Lucas

/S/ PATRICK W. MALONEY	Director
Patrick W. Maloney

/S/ PATRICK J. MULCHRONE	Director
Patrick J. Mulchrone

/S/ RAHAEL SEIFU	Director
Rahael Seifu

/S/ WILLIAM R. SHEPARD	Director
William R. Shepard

/S/ HOWARD J. SIEGEL	Director
Howard J. Siegel

/S/ DENNIS A. SUSKIND	Director
Dennis A. Suskind

/S/ ROBERT J. TIERNEY JR.	Director
Robert J. Tierney Jr.