Form 10-Q
period 2026-03-31
CME GROUP INC.
filed 2026-04-24
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
                                                 Yes   ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of April 8, 2026 was as follows: 362,356,209 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 26, 2026 and Item 1A. in Part II of this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,391.2	$4,416.9
Marketable securities	124.2	125.0
Accounts receivable, net of allowance of $9.5 and $10.0	935.5	639.2
Other current assets (includes $6.4 and $6.5 in restricted cash)	515.0	522.1
Performance bonds and guaranty fund contributions	165,035.3	159,656.1
Total current assets	169,001.2	165,359.3
Property, net of accumulated depreciation and amortization of $1,028.3 and $1,005.7	355.4	362.7
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,550.8	2,610.7
Goodwill	10,506.0	10,514.7
Other assets	2,404.8	2,401.5
Total Assets	$201,993.5	$198,424.2

Liabilities and Equity
Current Liabilities:
Accounts payable	$75.4	$71.8
Other current liabilities	887.1	568.8
Performance bonds and guaranty fund contributions	165,035.3	159,656.1
Total current liabilities	165,997.8	160,296.7
Long-term debt	3,423.2	3,422.3
Deferred income tax liabilities, net	5,221.1	5,242.2
Other liabilities	733.2	734.8
Total Liabilities	175,375.3	169,696.0

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and 4,584 issued and outstanding as of December 31, 2025	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at March 31, 2026 and December 31, 2025; 361,790 and 358,950 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	21,670.6	22,209.5
Retained earnings	4,884.6	6,433.2
Accumulated other comprehensive income (loss)	59.4	81.9
Total CME Group Shareholders’ Equity	26,618.2	28,728.2
Total Liabilities and Equity	$201,993.5	$198,424.2

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended
	March 31,
	2026	2025
Revenues
Clearing and transaction fees	$1,542.6	$1,337.3
Market data and information services	224.1	194.5
Other	113.4	110.5
Total Revenues	1,880.1	1,642.3
Expenses
Compensation and benefits	223.0	206.7
Technology	76.6	65.7
Professional fees and outside services	28.2	28.5
Amortization of purchased intangibles	56.1	55.2
Depreciation and amortization	27.2	27.3
Licensing and other fee agreements	106.8	96.6
Other	52.5	54.3
Total Expenses	570.4	534.3
Operating Income	1,309.7	1,108.0

Non-Operating Income (Expense)
Investment income	1,389.3	892.7
Interest and other borrowing costs	(43.6)	(41.7)
Equity in net earnings of unconsolidated subsidiaries	102.4	88.2
Other non-operating income (expense)	(1,246.9)	(802.4)
Total Non-Operating Income (Expense)	201.2	136.8
Income before Income Taxes	1,510.9	1,244.8
Income tax provision	356.6	288.6
Net Income	$1,154.3	$956.2

Earnings per Share Attributable to Common Shareholders of CME Group:
Basic	$3.25	$2.63
Diluted	3.18	2.62
Weighted Average Number of Common Shares:
Basic	359,318	359,613
Diluted	363,208	360,227
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended
	March 31,
	2026	2025
Net Income	$1,154.3	$956.2
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	(0.1)	0.2
Investment securities, net	(0.1)	0.2
Defined benefit plans:
Net change in defined benefit plans arising during the period	(2.1)	(1.2)
Income tax benefit (expense)	0.4	0.3
Defined benefit plans, net	(1.7)	(0.9)
Derivative investments:
Reclassification of net unrealized (gains) losses to interest expense and other non-operating income (expense)	(1.1)	(0.9)
Income tax benefit (expense)	0.3	0.2
Derivative investments, net	(0.8)	(0.7)
Foreign currency translation:
Foreign currency translation adjustments	(21.9)	35.6
Income tax benefit (expense)	2.0	(3.5)
Foreign currency translation, net	(19.9)	32.1
Other comprehensive income (loss), net of tax	(22.5)	30.7
Comprehensive Income	$1,131.8	$986.9
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at December 31, 2025	4,584	358,950	3	$22,213.1	$6,433.2	$81.9	$28,728.2
Net income					1,154.3		1,154.3
Other comprehensive income (loss)						(22.5)	(22.5)
Dividends on common stock of $7.45 per share					(2,702.9)		(2,702.9)
Conversion of Series G preferred stock to Class A common stock	(4,584)	4,584
Vesting of issued restricted Class A common stock		94		(22.0)			(22.0)
Repurchase of Class A common stock (1)		(1,838)		(538.7)			(538.7)
Stock-based compensation				21.8			21.8
Balance at March 31, 2026	—	361,790	3	$21,674.2	$4,884.6	$59.4	$26,618.2

(1) In December 2024, the board of directors approved a share repurchase program (the Share Repurchase Program), which authorizes the repurchase of up to $3.0 billion of CME Group Class A common stock at prevailing market prices. During the quarter ended March 31, 2026, 1,838,492 shares of outstanding Class A common stock were repurchased. The average price was $291.58 per share for a total of $536.1 million (excluding transaction tax). The remaining aggregate amount under the existing Share Repurchase Program is $2.2 billion. Shares are retired upon repurchase and not held as treasury stock.

	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at December 31, 2024	4,584	359,602	3	$22,406.6	$4,185.8	$(105.5)	$26,486.9
Net income					956.2		956.2
Other comprehensive income (loss)						30.7	30.7
Dividends on common stock and preferred stock of $1.25 per share					(456.1)		(456.1)
Vesting of issued restricted Class A common stock		44		(8.2)			(8.2)
Stock-based compensation				21.2			21.2
Balance at March 31, 2025	4,584	359,646	3	$22,419.6	$4,685.9	$(74.8)	$27,030.7
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Quarter Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$1,154.3	$956.2
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	21.8	21.2
Amortization of purchased intangibles	56.1	55.2
Depreciation and amortization	27.2	27.3
Net realized and unrealized (gains) losses on investments	22.9	(2.6)
Deferred income taxes	(13.4)	(7.4)
Change in:
Accounts receivable	(295.8)	(196.8)
Other current assets	(50.1)	—
Other assets	3.5	16.5
Accounts payable	3.6	20.3
Income taxes payable	327.6	280.9
Other current liabilities	20.9	(57.1)
Other liabilities	(7.6)	(2.8)
Other	(11.1)	5.7
Net Cash Provided by Operating Activities	1,259.9	1,116.6

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	1.1	3.6
Purchases of available-for-sale marketable securities	(0.8)	(3.0)
Purchases of property, net	(21.8)	(14.2)
Investments in privately-held equity investments	(1.5)	(2.4)
Net Cash Used in Investing Activities	(23.0)	(16.0)

Cash Flows from Financing Activities
Proceeds from debt, net of issuance costs	—	742.3
Repayment of debt	—	(750.0)
Cash dividends	(2,697.6)	(2,567.4)
Repurchase of Class A common stock, including costs	(538.7)	—
Change in performance bond and guaranty fund contributions	5,379.2	21,799.1
Employee taxes paid on restricted stock vesting	(22.0)	(8.2)
Other	(4.4)	(4.4)
Net Cash Provided by Financing Activities	2,116.5	19,211.4

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Quarter Ended March 31,
	2026	2025
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$3,353.4	$20,312.0
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	164,079.5	101,794.1
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	$167,432.9	$122,106.1

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents:
Cash and cash equivalents	$2,391.2	$1,405.3
Short-term restricted cash	6.4	6.3
Restricted cash and restricted cash equivalents (performance bonds and guaranty fund contributions)	165,035.3	120,694.5
Total	$167,432.9	$122,106.1

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$42.7	$12.7
Interest paid	46.3	41.1

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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the company at March 31, 2026 and December 31, 2025 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (SEC) on February 26, 2026.
2. Accounting Policies
Newly Adopted Accounting Policies. In July 2025, the FASB issued an accounting standards update which provides a practical expedient when estimating the amount of expected credit losses on current accounts receivable and current contract assets. This update permits entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. Therefore, entities will not need to develop reasonable and supportable forecasts of future economic conditions. The practical expedient must be applied consistently across all current accounts receivable and current contract assets. The Company adopted this standard on January 1, 2026, and has elected to apply the practical expedient. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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
The following table represents a disaggregation of revenue from contracts with customers by product line for the quarters ended March 31, 2026 and 2025:

	Quarter Ended March 31,
(in millions)	2026	2025
Interest rates	$521.2	$436.3
Equity indexes	315.6	304.2
Foreign exchange	56.8	53.4
Agricultural commodities	167.5	164.3
Energy	263.7	216.4
Metals	118.4	70.9
BrokerTec fixed income	40.2	35.9
EBS foreign exchange	36.4	35.1
Interest rate swap	22.8	20.8
Total clearing and transaction fees	1,542.6	1,337.3
Market data and information services	224.1	194.5
Other	113.4	110.5
Total revenues	$1,880.1	$1,642.3

Timing of Revenue Recognition
Services transferred at a point in time	$1,517.0	$1,309.1
Services transferred over time	357.3	328.2
One-time charges and miscellaneous revenues	5.8	5.0
Total revenues	$1,880.1	$1,642.3
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis upon commencement of services under the customer contract. These upfront customer payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the first quarter of 2026 were not materially impacted by any other factors. The balance of contract liabilities was $69.6 million and $16.7 million as of March 31, 2026 and December 31, 2025, respectively.
4. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contribution Reinvestment. CME reinvests cash performance bonds and guaranty fund contributions and distributes a portion of the interest earned back to the clearing firms. The reinvestment of cash can include certain commercial and central bank deposits, government securities, reverse repurchase agreements, and money market funds. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to maintain cash accounts at the Federal Reserve Bank of Chicago. At March 31, 2026, CME maintained $144.3 billion within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets. Cash performance bonds and guaranty fund contributions are included as restricted cash and restricted cash equivalents on the consolidated statements of cash flows.
In the first quarter of 2026 and 2025, earnings from cash performance bond and guaranty fund contributions were $1,371.1 million and $873.6 million, respectively. In the first quarter of 2026 and 2025, expenses related to the distribution of interest earned on collateral reinvestments were $1,249.2 million and $804.8 million, respectively. The earnings from cash performance bonds and guaranty fund contributions are included in investment income and the expense related to the distribution of interest earned is included in other non-operating income (expense) on the consolidated statements of income.
Clearing House Contract Settlement. The clearing house marks-to-market open positions at least once each business day (twice each business day for all futures and options contracts). Based on values derived from the mark-to-market process, the clearing house requires payments from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure at the time of default related to futures and options on futures positions would be one half of a business day of changes in fair value of all open positions, before considering the clearing house's ability to access defaulting clearing firms' collateral deposits. For cleared interest rate swap contracts, the maximum exposure at the time of default related to the clearing house's guarantee would be one full business day of changes in fair value of all open positions, before considering the clearing house's ability to access defaulting clearing firms' collateral.
During the first quarter of 2026, the clearing house transferred an average of approximately $9.2 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. Management has assessed the fair value of the company’s settlement guarantee liability by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing firm and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at March 31, 2026 and December 31, 2025. The company does not have a history of significant losses recognized on performance bond collateral as posted by our clearing firms, and management currently does not anticipate any future credit losses on its performance bond assets. Accordingly, the company has not provided an allowance for credit losses on these performance bond deposits, nor has it recorded any liabilities to reflect an allowance for credit losses related to our off-balance sheet credit exposures and guarantees.

5. Intangible Assets and Goodwill
Intangible assets consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$4,696.0	$(2,608.2)	$2,087.8	$4,703.0	$(2,557.5)	$2,145.5
Technology-related intellectual property	62.5	(62.5)	—	62.5	(62.5)	—
Other	73.1	(60.1)	13.0	73.9	(58.7)	15.2
Total amortizable intangible assets	$4,831.6	$(2,730.8)	$2,100.8	$4,839.4	$(2,678.7)	$2,160.7

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,550.8			$2,610.7
Trading products (1)			$17,175.3			$17,175.3
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
Total amortization expense for intangible assets was $56.1 million and $55.2 million for the quarters ended March 31, 2026 and 2025, respectively. During the quarter ended March 31, 2026, the net book value of amortizable intangible assets included $3.9 million of foreign currency translation for the period.
As of March 31, 2026, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2026	$166.8
2027	221.0
2028	214.5
2029	214.5
2030	214.5
2031	214.5
Thereafter	855.0

Goodwill activity consisted of the following for the periods ended March 31, 2026 and December 31, 2025:

(in millions)	Goodwill
Balance at December 31, 2024	$10,486.9
Foreign currency translation	27.8
Balance at December 31, 2025	10,514.7
Foreign currency translation	(8.7)
Balance at March 31, 2026	$10,506.0

6. Debt
Long-term debt consisted of the following at March 31, 2026 and December 31, 2025:

(in millions)	March 31, 2026	December 31, 2025
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	$499.1	$498.9
$750.0 million fixed rate notes due March 2030, stated rate of 4.40%	742.6	742.1
$750.0 million fixed rate notes due March 2032, stated rate of 2.65%	744.8	744.6
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (1)	744.7	744.6
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	692.0	692.1
Total long-term debt	$3,423.2	$3,422.3
(1)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.73%.
Long-term debt maturities, at par value, were as follows at March 31, 2026:

(in millions)	Par Value
2027	$—
2028	500.0
2029	—
2030	750.0
2031	—
Thereafter	2,200.0
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
In addition, the company is a defendant in, and has potential for, various other legal proceedings arising from its regular business activities. While the ultimate results of such proceedings against the company cannot be predicted with certainty, the company believes that the resolution of any of these matters on an individual or aggregate basis will not have a material impact on its consolidated financial position or results of operations. No accrual was required for contingent legal and regulatory matters as none were probable and estimable as of March 31, 2026 and December 31, 2025.
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
The components of lease costs were as follows:

	Quarter Ended March 31,
(in millions)	2026	2025
Operating lease expense:
Operating lease cost	$11.9	$9.7
Short-term lease cost	0.1	0.1
Total operating lease expense included in other expense	$12.0	$9.8

Finance lease expense:
Interest expense	$0.4	$0.5
Depreciation expense	2.2	2.2
Total finance lease expense	$2.6	$2.7

Sublease revenue included in other revenue	$3.9	$2.9
Supplemental cash flow information related to leases was as follows:

	Quarter Ended March 31,
(in millions)	2026	2025
Cash outflows for operating leases	$14.1	$15.1
Cash outflows for finance lease	4.4	4.4
Supplemental balance sheet information related to leases was as follows:
Operating leases

(in millions)	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$198.7	$210.3

Operating lease liabilities:
Other current liabilities	$46.2	$46.8
Other liabilities	224.3	237.4
Total operating lease liabilities	$270.5	$284.2

Weighted average remaining lease term (in months)	97	99
Weighted average discount rate	4.1%	4.1%

Finance lease

(in millions)	March 31, 2026	December 31, 2025
Finance lease right-of-use assets	$43.3	$45.5

Finance lease liabilities:
Other current liabilities	$9.1	$9.0
Other liabilities	39.4	41.7
Total finance lease liabilities	$48.5	$50.7

Weighted average remaining lease term (in months)	60	63
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of March 31, 2026 for operating and finance leases:

(in millions)	Operating Leases
Remainder of 2026	$42.8
2027	49.5
2028	43.8
2029	33.2
2030	32.2
2031	30.3
Thereafter	80.0
Total lease payments	311.8
Less: imputed interest	(41.3)
Present value of lease liability	$270.5

(in millions)	Finance Leases
Remainder of 2026	$13.2
2027	17.8
2028	17.9
2029	18.1
2030	18.3
2031	4.6
Thereafter	—
Total lease payments	89.9
Less: imputed interest	(41.4)
Present value of lease liability	$48.5
9. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through April 2027. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a two-year period after April 2027 unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of irrevocable, standby letters of credit. At March 31, 2026, CME was contingently liable to SGX on letters of credit totaling $400.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. Management has assessed the fair value of the company’s guarantee liability under this mutual offset agreement by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing firm and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at March 31, 2026 and December 31, 2025.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company’s agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing firm becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the Fund, payments would be pro-rated. Clearing firms and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is nominal and therefore has not recorded any liability at March 31, 2026 and December 31, 2025.
10. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2025	$—	$0.3	$56.2	$25.4	$81.9
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(0.1)	(2.1)	—	(21.9)	(24.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(1.1)	—	(1.1)
Income tax benefit (expense)	—	0.4	0.3	2.0	2.7
Net current period other comprehensive income (loss)	(0.1)	(1.7)	(0.8)	(19.9)	(22.5)
Balance at March 31, 2026	$(0.1)	$(1.4)	$55.4	$5.5	$59.4

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2024	$(0.3)	$(14.1)	$59.3	$(150.4)	$(105.5)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	0.2	(1.2)	—	35.6	34.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(0.9)	—	(0.9)
Income tax benefit (expense)	—	0.3	0.2	(3.5)	(3.0)
Net current period other comprehensive income (loss)	0.2	(0.9)	(0.7)	32.1	30.7
Balance at March 31, 2025	$(0.1)	$(15.0)	$58.6	$(118.3)	$(74.8)
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
Recurring Fair Value Measurements. Financial assets and liabilities recorded at fair value on the consolidated balance sheet as of March 31, 2026 were classified in their entirety based on the lowest level of input that was significant to each asset and liability’s fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	March 31, 2026
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$6.9	$—	$—	$6.9
Mutual funds	116.0	—	—	116.0
Equity securities	1.3	—	—	1.3
Total Marketable Securities	124.2	—	—	124.2
Total Assets at Fair Value	$124.2	$—	$—	$124.2
Non-Recurring Fair Value Measurements. The company recognized an impairment charge of $28.9 million related to two of its privately-held equity investments. The fair value of one of the investments was estimated to be zero at the impairment date and the fair value of the other investment was estimated to be $1.6 million at the impairment date. The company also recognized unrealized gains on investments of $4.8 million on equity investments without readily determinable fair values during the first quarter of 2026. The fair value of these investments were estimated to be $18.2 million at March 31, 2026. This fair value assessment was based on quantitative factors, including observable price changes. The fair value measurement of these investments are considered level 3 and non-recurring. These investments are included in other assets on the consolidated balance sheet.
Fair Values of Debt Notes. The following presents the estimated fair values of short-term and long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below are classified as level 2 under the fair value hierarchy and were estimated using quoted market prices in inactive markets.
At March 31, 2026, the fair values were as follows:

(in millions)	Fair Value	Level
$500.0 million fixed rate notes due June 2028	$496.1	Level 2
$750.0 million fixed rate notes due March 2030	751.4	Level 2
$750.0 million fixed rate notes due March 2032	679.9	Level 2
$750.0 million fixed rate notes due September 2043	732.6	Level 2
$700.0 million fixed rate notes due June 2048	571.8	Level 2

12. Earnings Per Share
The company uses the two-class method for basic EPS and the if-converted method for diluted EPS. This reflects the Series G preferred stock’s status as participating securities until their 1:1 conversion into 4.6 million Class A common shares on March 5, 2026. Under the two-class method, undistributed or overdistributed earnings are allocated to common stock and participating securities according to their respective rights in undistributed or overdistributed earnings, as if all the earnings for the period had been distributed. Basic earnings per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Net income attributable to common shareholders is reduced for preferred stock dividends earned during the period. Preferred stock also receives a proportionate allocation of undistributed or overdistributed earnings for the period because the shares of the Series G preferred stock have a contractual obligation to share in profits and losses of the company. Diluted earnings per share is computed using the if-converted method for the Series G preferred stock which assumes the conversion of all preferred shares into common shares at the beginning of the period. Accordingly, net income attributable to common shareholders is adjusted to add back the dividends and undistributed or overdistributed earnings previously allocated to the preferred stock, and the weighted average number of common shares outstanding is increased by the number of shares that would have been issued upon conversion of the preferred stock as of the beginning of the period plus potentially dilutive common shares. Anti-dilutive stock awards were as follows for the periods presented:

	Quarter Ended March 31,
(in thousands)	2026	2025
Stock awards	34	44
Total	34	44
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended March 31,
	2026	2025
Net Income (in millions)	$1,154.3	$956.2
Less: preferred stock dividends	—	(5.7)
Add: overdistributed earnings allocated to preferred stock	13.7	—
Less: undistributed earnings allocated to preferred stock	—	(6.3)
Net Income Attributable to Common Shareholders of CME Group - Basic	$1,168.0	$944.2
Less: overdistributed earnings allocated to preferred stock	(13.7)	—
Net Income Attributable to Common Shareholders of CME Group - Diluted	$1,154.3	$944.2

Weighted Average Number of Common Shares (in thousands):
Basic	359,318	359,613
Effect of restricted stock and performance shares	682	614
Effect of convertible preferred shares	3,208	—
Diluted	363,208	360,227
Earnings per Common Share Attributable to Common Shareholders of CME Group:
Basic	$3.25	$2.63
Diluted	3.18	2.62
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
The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.
References in this discussion and analysis to “we” and “our” are to CME Group Inc. (CME Group) and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), the Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), and Commodity Exchange, Inc. (COMEX), collectively, unless otherwise noted.
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended March 31,
(dollars in millions, except per share data)	2026	2025	Change
Total revenues	$1,880.1	$1,642.3	14%
Total expenses	570.4	534.3	7
Operating margin	69.7%	67.5%
Non-operating income (expense)	$201.2	$136.8	47
Effective tax rate	23.6%	23.2%
Net income	$1,154.3	$956.2	21
Diluted earnings per common share	3.18	2.62	21
Cash flows from operating activities	1,259.9	1,116.6	13
Revenues

	Quarter Ended March 31,
(dollars in millions)	2026	2025	Change
Clearing and transaction fees	$1,542.6	$1,337.3	15%
Market data and information services	224.1	194.5	15
Other	113.4	110.5	3
Total Revenues	$1,880.1	$1,642.3	14
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

	Quarter Ended March 31,
	2026	2025	Change
Total contract volume (in millions)	2,210.1	1,815.8	22%
Clearing and transaction fees (in millions)	$1,443.2	$1,245.5	16
Average rate per contract	$0.652	$0.686	(5)

We estimate the following net changes in clearing and transaction fees based on the changes in total contract volume and the change in average rate per contract for futures and options during the first quarter of 2026 when compared with the same period in 2025.

(in millions)	Quarter Ended
Increase due to change in total contract volume	$257.5
Decrease due to change in average rate per contract	(59.8)
Net increase in clearing and transaction fees	$197.7
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

	Quarter Ended March 31,
(amounts in thousands)	2026	2025	Change
Average Daily Volume by Product Line:
Interest rates	18,674	15,029	24%
Equity indexes	8,655	7,997	8
Foreign exchange	1,193	1,149	4
Energy	3,985	2,903	37
Agricultural commodities	2,042	1,958	4
Metals	1,682	732	130
Aggregate average daily volume	36,231	29,768	22
Average Daily Volume by Venue:
CME Globex	33,633	27,733	21
Open outcry	1,241	881	41
Privately negotiated	1,357	1,154	18
Aggregate average daily volume	36,231	29,768	22
Electronic Volume as a Percentage of Total Volume	93%	93%
Market uncertainty remained high throughout the first quarter of 2026. Each of our asset classes experienced significant volatility as a result of the heightened geopolitical conflict in the Middle East, which has caused a ripple effect throughout the world economy. This resulted in uncertainty surrounding the United States Federal Reserve’s (Federal Reserve) interest rate policy decision and market volatility within the equity and foreign exchange markets. In addition, uncertainty remained high within the energy and metals markets as the Middle East conflict caused significant supply disruptions and led market participants to turn to precious metals amid this uncertainty. We believe these factors contributed to an increase in volume in the first quarter of 2026 when compared with the same period in 2025.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products.

	Quarter Ended March 31,
(amounts in thousands)	2026	2025	Change
SOFR futures and options:
Futures expiring within two years	4,002	2,929	37%
Options	2,016	1,340	50
Futures expiring beyond two years	1,447	1,152	26
U.S. Treasury futures and options:
10-Year	4,210	3,772	12
5-Year	2,566	2,195	17
2-Year	1,548	1,142	36
Treasury Bond	912	803	14
Ultra T-Note	893	818	9
Ultra T-Bond	509	436	17
Federal Funds futures and options	527	401	31
In the first quarter of 2026, interest rate contract volume was higher compared with the same period in 2025 due to an increase in market volatility. We believe this was due to the heightened geopolitical conflict in the Middle East. This led to uncertainty surrounding the Federal Reserve's future interest rate policy decisions. We believe these factors contributed to higher overall interest rate volume in the first quarter of 2026 when compared with the same period in 2025.
Equity Index and Cryptocurrency Products
The following table summarizes average daily contract volume for our key equity index and cryptocurrency products.

	Quarter Ended March 31,
(amounts in thousands)	2026	2025	Change
E-mini S&P 500 futures and options	4,674	4,522	3%
E-mini Nasdaq 100 futures and options	2,794	2,592	8
E-mini Russell 2000 futures and options	401	300	33
E-mini Dow futures and options	308	260	19
Bitcoin futures and options	168	104	62
Ether futures and options	123	94	31
Equity index contract volume increased in the first quarter of 2026 when compared with the same period in 2025 due to higher overall volatility. We believe this was due to the heightened geopolitical conflict in the Middle East, which caused significant uncertainty throughout the equity markets. In addition, a market shift out of the Nasdaq-100 into the smaller cap Russell 2000 resulted in additional volume in that complex.
Our cryptocurrency contract volume was higher in the first quarter of 2026 with the same period in 2025. We believe this was due to increased volatility, which resulted in a broader cryptocurrency market repricing.
We believe these factors contributed to higher overall equity index and cryptocurrency volumes in the first quarter of 2026 when compared with the same period in 2025.

Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended March 31,
(amounts in thousands)	2026	2025	Change
Euro	291	301	(3)%
Japanese Yen	210	208	1
Australian dollar	164	114	44
British Pound	133	128	4
Canadian dollar	96	132	(28)
In the first quarter of 2026, overall foreign exchange volume increased when compared with the same period in 2025 mainly due to the heightened geopolitical conflict in the Middle East. This led to higher Australian dollar contract volume due to uncertainty in the commodities and energy markets. In addition, increased adoption of our foreign exchange products by market participants also contributed to the increase in foreign exchange volume. We believe these factors contributed to higher overall foreign exchange contract volume in the first quarter of 2026 when compared with the same period in 2025.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended March 31,
(amounts in thousands)	2026	2025	Change
WTI crude oil	2,066	1,224	69%
Natural gas	1,081	1,072	1
Refined products	517	424	22
Brent crude oil	301	158	91
Energy contract volume increased in the first quarter of 2026 when compared with the same period in 2025, which we believe was due to the heightened geopolitical conflict in the Middle East. The conflict in the Middle East disrupted crucial supply chain routes, which created higher uncertainty within the crude oil markets. In addition, there was heightened price volatility within the refined products markets due to a shift in supplies as global fuel supplies were at historic lows. We believe these factors contributed to higher overall energy volume in the first quarter of 2026 compared with the same period in 2025.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended March 31,
(amounts in thousands)	2026	2025	Change
Corn	588	669	(12)%
Soybean	418	383	9
Wheat	297	266	12
Overall commodity contract volume increased in the first quarter of 2026 when compared with the same period in 2025. We believe the increase was due to higher overall market volatility as a result of the heightened geopolitical conflict in the Middle East, which caused disruptions within the grain market supply routes. In addition, the conflict within the Middle East also caused a greater demand for crop-based fuels as a result of crude oil pricing uncertainties. We believe these factors contributed to higher overall commodity volume in the first quarter of 2026 compared with the same period in 2025.

Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended March 31,
(amounts in thousands)	2026	2025	Change
Gold	1,094	469	133%
Silver	405	102	n.m.
Copper	131	112	16
_________
n.m. not meaningful
In the first quarter of 2026, overall metal contract volume increased when compared with the same period in 2025. We believe silver and gold volume increased as a result of higher price volatility due to the heightened geopolitical conflict in the Middle East. This led market participants to use silver and gold as safe-haven alternative investments amid this uncertainty. In addition, the growth in volume was due to the increased use of precious metals micro contracts by our retail client base. We believe these factors contributed to higher overall metals volume in the first quarter of 2026 compared with the same period in 2025.
Average Rate per Contract
The average rate per contract decreased in the first quarter of 2026 when compared with the same period in 2025. The decrease was largely due to an increase in micro contract volume, specifically within equities, energy and metals, as these typically have a lower average rate per contract. This was partially offset by a change in product mix. Energy and metal contract volume increased by 3 percentage points as a percent of total volume, while other products collectively decreased by 3 percentage points. In general, energy and metals products have a higher rate per contract compared with the remaining contracts.
Cash Markets Business
Total clearing and transaction fees revenues in the first quarter of 2026 include $76.6 million of transaction fees attributable to the cash markets business, compared with $71.0 million in the first quarter of 2025. This revenue includes BrokerTec Americas LLC's fixed income volume and EBS's foreign exchange volume.

	Quarter Ended March 31,
(amounts in millions)	2026	2025	Change
BrokerTec fixed income transaction fees	$40.2	$35.9	12%
EBS foreign exchange transaction fees	36.4	35.1	4
The related average daily notional value for the first quarter of 2026 and 2025 were as follows:

	Quarter Ended March 31,
(amounts in billions)	2026	2025	Change
U.S. Repo	$393.2	$331.5	19%
European Repo (in euros)	368.2	325.8	13
U.S. Treasury	107.9	111.7	(3)
Spot FX	76.8	70.9	8
Overall average daily notional values for the cash markets business were higher in the first quarter of 2026 when compared with the same period in 2025 due to higher overall volatility. We believe this was due to the heightened geopolitical conflict in the Middle East, which caused significant macro-economic uncertainty throughout the global economy.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One individual firm represented at least 10% of our clearing and transaction fees in the first quarter of 2026. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.

Other Sources of Revenue
Market data and information services. During the first quarter of 2026, overall market data and information services revenues increased when compared with the same period in 2025, largely due to higher usage of certain products, increased demand by new customer segments, and price increases for certain products.
The two largest resellers of our market data represented approximately 26% of our market data and information services revenue in the first quarter of 2026. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Expenses

	Quarter Ended March 31,
(dollars in millions)	2026	2025	Change
Compensation and benefits	$223.0	$206.7	8%
Technology	76.6	65.7	17
Professional fees and outside services	28.2	28.5	(1)
Amortization of purchased intangibles	56.1	55.2	2
Depreciation and amortization	27.2	27.3	—
Licensing and other fee agreements	106.8	96.6	11
Other	52.5	54.3	(3)
Total Expenses	$570.4	$534.3	7
Operating expenses increased by $36.1 million in the first quarter of 2026 when compared with the same periods in 2025. The following table shows the estimated impacts of key factors resulting in the changes in operating expenses:

	Quarter Ended March 31,
	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Salaries, benefits and employer taxes	$10.3	2%
License fees	10.2	2
Technology support services	9.6	1
Employee separation and restructuring	2.9	1
Marketing expenses	2.6	1
Rent expense	2.5	1
Currency fluctuation	(3.2)	(1)
Other expenses, net	1.2	—
Total increase	$36.1	7%
Increases in operating expenses in the first quarter of 2026 when compared with the same period in 2025 were as follows:
•Salaries, benefits and employer taxes expense was higher as a result of salary increases that went into effect during the first quarter of 2026 as well as an increase in headcount, which was primarily attributable to additional headcount in the company's international locations.
•License fees expense was higher primarily due to record volumes for certain equity products as well as the addition of multiple new products which launched subsequent to the first quarter of 2025.
•The increase in technology support services expense was primarily driven by higher third party services to support the ongoing Google Cloud transformation project.
•Employee separation and restructuring expense was higher during the first quarter of 2026 as a result of a restructuring effort across multiple divisions of the company.
•Marketing expense increased as a result of higher sponsorship and event costs in the first quarter of 2026.

•Rent expense was higher primarily due to a gain on lease contraction recognized in the first quarter of 2025.
Decreases in operating expense in the first quarter of 2026 when compared with the same period in 2025 were as follows:
•In the first quarter of 2026, we recognized a net gain of $0.9 million, compared with a net loss of $2.3 million during the same period in 2025, due to currency exchange rate fluctuations. Gains and losses from exchange rate fluctuations are recognized in the consolidated statements of net income when subsidiaries with a U.S. dollar functional currency hold certain monetary assets and liabilities denominated in foreign currencies.
Non-Operating Income (Expense)

	Quarter Ended March 31,
(dollars in millions)	2026	2025	Change
Investment income	$1,389.3	$892.7	56%
Interest and other borrowing costs	(43.6)	(41.7)	4%
Equity in net earnings of unconsolidated subsidiaries	102.4	88.2	16
Other non-operating income (expense)	(1,246.9)	(802.4)	55
Total Non-Operating	$201.2	$136.8	47
Investment income. Earnings from cash performance bond and guaranty fund contributions that are reinvested increased in the first quarter of 2026 when compared with the same period in 2025 due to higher reinvestment balances despite decreases in the average rate of return on the reinvestment balances. In the first quarter of 2026 and 2025, earnings from cash performance bond and guaranty fund contributions were $1,371.1 million and $873.6 million, respectively. The increase was partially offset by higher net unrealized losses in the first quarter of 2026.
Equity in net earnings (losses) of unconsolidated subsidiaries. Higher income generated from our S&P Dow Jones Indices LLC business venture contributed to increases in equity in net earnings (losses) of unconsolidated subsidiaries in the first quarter of 2026 when compared with 2025.
Other non-operating income (expense). We recognized higher expenses related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms during the first quarter of 2026 when compared with the same period in 2025. In the first quarter of 2026 and 2025, expenses related to the distribution of interest earned on collateral reinvestments were $1,249.2 million and $804.8 million, respectively.
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2026	2025
Quarter ended March 31	23.6%	23.2%
The overall effective tax rates remained relatively consistent in the first quarter of 2026 when compared with the same period in 2025.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first quarter of 2026 when compared with the same period in 2025, which was largely due to an increase in trading volume and higher interest earned on reinvestment of collateral, net of distributions. Cash used in investing activities remained relatively consistent in the first quarter of 2026 when compared with the same period in 2025. Cash provided by financing activities was lower during the first quarter of 2026 when compared with the same period in 2025 due to a smaller increase in cash performance bonds and guaranty fund contributions.

Debt Instruments. The following table summarizes our debt outstanding at March 31, 2026:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event a clearing firm fails to promptly discharge an obligation to the clearing house operated by CME, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms, or in other cases as provided by the CME rulebook. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets (pursuant to the CME rulebook) can be used to collateralize the facility. At March 31, 2026, guaranty fund contributions available to collateralize the facility totaled $10.8 billion. We have the option to increase the line from $7.0 billion to $10.0 billion with the consent of the agent and lenders providing the additional funds. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME's consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At March 31, 2026, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
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
At March 31, 2026, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.

To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At March 31, 2026, the letters of credit totaled $400.0 million. We also maintain a $350.0 million line of credit to meet our obligations under this agreement.
The following table summarizes our credit ratings at March 31, 2026:

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
Liquidity and Cash Management. Cash and cash equivalents, excluding restricted cash and restricted cash equivalents, totaled $2.4 billion and $4.4 billion at March 31, 2026 and December 31, 2025, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our corporate investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements and short-term bank deposits. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in cash performance bonds and guaranty fund contributions, other current assets or other assets in the consolidated balance sheets. Cash performance bonds and guarantee fund contribution assets are deemed to be restricted cash and restricted cash equivalents.
We maintain a share repurchase program under which we are authorized to repurchase up to $3.0 billion of our outstanding Class A common stock, par value $0.01 per share (the common stock), from time to time through open market transactions, block trades, privately negotiated purchase transactions or other purchase techniques and may include purchases effected pursuant to one or more trading plans established pursuant to Rule 10b5-1 under the Exchange Act. The timing of any repurchases and the number of shares repurchased under the share repurchase program are within our discretion and may be affected by various factors, including general market and economic conditions; the market price of the common stock; CME Group’s earnings, financial condition, capital requirements and levels of indebtedness; legal requirements; and other considerations. The share repurchase program has no expiration date, does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time. As of March 31, 2026, the maximum remaining value of shares to be repurchased was $2.2 billion.
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
We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices. There have not been material changes in our exposure to market risk since December 31, 2025. Refer to Item 7A. of CME Group’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026, for additional information.

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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The disclosure under “Legal and Regulatory Matters” in Note 6. Contingencies in the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this report is incorporated herein by reference. Such disclosure includes updates to the legal proceedings disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

ITEM 1A.	RISK FACTORS
There have been no material changes in the company's risk factors from those disclosed in the company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1 to January 31	872,946	(2)	$275.09	872,432	$2,495.9
February 1 to February 28	398,655		301.19	398,655	2,375.8
March 1 to March 31	637,575	(3)	310.31	567,405	2,199.8
Total	1,909,176	(4)		1,838,492
(1)CME Group maintains a share repurchase program under which CME Group is authorized to repurchase up to $3.0 billion of its outstanding Class A common stock, par value $0.01 per share (the common stock) as announced on December 5, 2024. The share repurchase program has no expiration date.
(2)Includes an aggregate of 514 shares of Class A common stock surrendered to satisfy employees' tax obligations upon the vesting of restricted stock.
(3)Includes an aggregate of 70,170 shares of Class A common stock surrendered to satisfy employee's tax obligations upon the vesting of restricted stock.
(4)Shares purchased includes an aggregate of 70,684 shares of Class A common stock surrendered to satisfy employee tax obligations upon the vesting of restricted stock.

ITEM 5.	OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer of the company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b-5 trading arrangement" as such terms are defined in Item 408(a) of Regulation S-K.

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

101
The following materials from CME Group Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline XBRL (Xtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

CME Group Inc. (Registrant)

Dated: April 24, 2026	By:	/s/ Lynne Fitzpatrick
Lynne Fitzpatrick Senior Managing Director, President and Chief Financial Officer Principal Financial Offer and Duly Authorized Officer