Form 10-Q
period 2026-06-30
CME GROUP INC.
filed 2026-07-24
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
                                                 Yes   ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of July 8, 2026 was as follows: 359,576,125 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,144.2	$4,416.9
Marketable securities	131.4	125.0
Accounts receivable, net of allowance of $9.1 and $10.0	753.1	639.2
Other current assets (includes $4.4 and $6.5 in restricted cash)	491.7	522.1
Performance bonds and guaranty fund contributions	158,110.7	159,656.1
Total current assets	161,631.1	165,359.3
Property, net of accumulated depreciation and amortization of $993.7 and $1,005.7	351.2	362.7
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,494.6	2,610.7
Goodwill	10,505.8	10,514.7
Other assets	2,518.6	2,401.5
Total Assets	$194,676.6	$198,424.2

Liabilities and Equity
Current Liabilities:
Accounts payable	$68.0	$71.8
Other current liabilities	538.6	568.8
Performance bonds and guaranty fund contributions	158,110.7	159,656.1
Total current liabilities	158,717.3	160,296.7
Long-term debt	3,424.2	3,422.3
Deferred income tax liabilities, net	5,220.9	5,242.2
Other liabilities	793.8	734.8
Total Liabilities	168,156.2	169,696.0

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and 4,584 issued and outstanding as of December 31, 2025	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at June 30, 2026 and December 31, 2025; 359,275 and 358,950 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	21,004.4	22,209.5
Retained earnings	5,457.5	6,433.2
Accumulated other comprehensive income (loss)	54.9	81.9
Total CME Group Shareholders’ Equity	26,520.4	28,728.2
Total Liabilities and Equity	$194,676.6	$198,424.2

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Clearing and transaction fees	$1,352.5	$1,388.0	$2,895.1	$2,725.3
Market data and information services	238.1	198.1	462.2	392.6
Other	115.6	105.9	229.0	216.4
Total Revenues	1,706.2	1,692.0	3,586.3	3,334.3
Expenses
Compensation and benefits	233.5	221.6	456.5	428.3
Technology	83.3	70.9	159.9	136.6
Professional fees and outside services	29.1	37.4	57.3	65.9
Amortization of purchased intangibles	56.0	56.1	112.1	111.3
Depreciation and amortization	28.2	27.3	55.4	54.6
Licensing and other fee agreements	109.1	96.2	215.9	192.8
Other	59.9	53.2	112.4	107.5
Total Expenses	599.1	562.7	1,169.5	1,097.0
Operating Income	1,107.1	1,129.3	2,416.8	2,237.3

Non-Operating Income (Expense)
Investment income	1,429.7	1,518.4	2,819.0	2,411.1
Interest and other borrowing costs	(43.6)	(44.0)	(87.2)	(85.7)
Equity in net earnings of unconsolidated subsidiaries	97.7	99.0	200.1	187.2
Other non-operating income (expense)	(1,263.2)	(1,372.4)	(2,510.1)	(2,174.8)
Total Non-Operating Income (Expense)	220.6	201.0	421.8	337.8
Income before Income Taxes	1,327.7	1,330.3	2,838.6	2,575.1
Income tax provision	285.9	305.2	642.5	593.8
Net Income	$1,041.8	$1,025.1	$2,196.1	$1,981.3

Earnings per Share Attributable to Common Shareholders of CME Group:
Basic	$2.89	$2.81	$6.11	$5.44
Diluted	2.88	2.81	6.06	5.43
Weighted Average Number of Common Shares:
Basic	360,684	359,658	360,005	359,636
Diluted	361,282	360,355	362,233	360,297
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Income	$1,041.8	$1,025.1	$2,196.1	$1,981.3
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	—	(0.1)	(0.1)	0.1
Investment securities, net	—	(0.1)	(0.1)	0.1
Defined benefit plans:
Net change in defined benefit plans arising during the period	(0.1)	—	(2.2)	(1.2)
Amortization of net actuarial (gains) losses included in compensation and benefits expense	(0.1)	(0.1)	(0.1)	(0.1)
Income tax benefit (expense)	0.1	—	0.5	0.3
Defined benefit plans, net	(0.1)	(0.1)	(1.8)	(1.0)
Derivative investments:
Reclassification of net unrealized (gains) losses to interest expense and other non-operating income (expense)	(1.0)	(1.1)	(2.1)	(2.0)
Income tax benefit (expense)	0.2	0.3	0.5	0.5
Derivative investments, net	(0.8)	(0.8)	(1.6)	(1.5)
Foreign currency translation:
Foreign currency translation adjustments	(4.7)	128.7	(26.6)	164.3
Income tax benefit (expense)	1.1	(7.5)	3.1	(11.0)
Foreign currency translation, net	(3.6)	121.2	(23.5)	153.3
Other comprehensive income (loss), net of tax	(4.5)	120.2	(27.0)	150.9
Comprehensive Income	$1,037.3	$1,145.3	$2,169.1	$2,132.2
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Six Months Ended, June 30, 2026
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at December 31, 2025	4,584	358,950	3	$22,213.1	$6,433.2	$81.9	$28,728.2
Net income					2,196.1		2,196.1
Other comprehensive income (loss)						(27.0)	(27.0)
Dividends on common stock of $8.75 per share					(3,171.8)		(3,171.8)
Conversion of Series G preferred stock to Class A common stock	(4,584)	4,584
Vesting of issued restricted Class A common stock		96		(22.2)			(22.2)
Shares issued to Board of Directors		14		3.1			3.1
Shares issued under Employee Stock Purchase Plan		16		4.3			4.3
Repurchase of Class A common stock (1)		(4,385)		(1,236.9)			(1,236.9)
Stock-based compensation				46.6			46.6
Balance at June 30, 2026	—	359,275	3	$21,008.0	$5,457.5	$54.9	$26,520.4

	Quarter Ended, June 30, 2026
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at March 31, 2026	—	361,790	3	$21,674.2	$4,884.6	$59.4	$26,618.2
Net income					1,041.8		1,041.8
Other comprehensive income (loss)						(4.5)	(4.5)
Dividends on common stock of $1.30 per share					(468.9)		(468.9)
Vesting of issued restricted Class A common stock		1		(0.2)			(0.2)
Shares issued to Board of Directors		14		3.1			3.1
Shares issued under Employee Stock Purchase Plan		16		4.3			4.3
Repurchase of Class A common stock (1)		(2,546)		(698.2)			(698.2)
Stock-based compensation				24.8			24.8
Balance at June 30, 2026	—	359,275	3	$21,008.0	$5,457.5	$54.9	$26,520.4
(1) In December 2024, the board of directors approved a share repurchase program (the Share Repurchase Program), which authorizes the repurchase of up to $3.0 billion of CME Group Class A common stock at prevailing market prices. During the three and six months ended June 30, 2026, 2,546,284 and 4,384,776 shares of outstanding Class A common stock were repurchased, respectively. The average price was $273.14 per share for a total of $0.7 billion (excluding excise tax) during the second quarter of 2026 and $280.87 per share for a total of $1.2 billion (excluding excise tax) for the first six months of 2026. The remaining aggregate amount under the existing Share Repurchase Program is $1.5 billion. Shares are retired upon repurchase and not held as treasury stock.

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
(1) In December 2024, the board of directors approved a share repurchase program (the Share Repurchase Program), which authorizes the repurchase of up to $3.0 billion of CME Group Class A common stock at prevailing market prices. During the three and six months ended June 30, 2025, 32,265 shares of outstanding Class A common stock were repurchased at an average price of $253.05 per share for a total of $8.2 million The remaining aggregate amount under the existing Share Repurchase Program is $3.0 billion. Shares are retired upon repurchase and not held as treasury stock.

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$2,196.1	$1,981.3
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	46.6	41.9
Amortization of purchased intangibles	112.1	111.3
Depreciation and amortization	55.4	54.6
Net realized and unrealized (gains) losses on investments	19.1	(2.6)
Deferred income taxes	(8.2)	(20.7)
Change in:
Accounts receivable	(112.9)	(95.4)
Other current assets	37.8	(24.6)
Other assets	(141.9)	29.8
Accounts payable	(3.8)	12.5
Income taxes payable	(40.4)	28.3
Other current liabilities	(49.4)	67.9
Other liabilities	113.4	(9.2)
Other	(16.9)	—
Net Cash Provided by Operating Activities	2,207.0	2,175.1

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	2.0	4.8
Purchases of available-for-sale marketable securities	(2.2)	(3.8)
Purchases of property, net	(45.4)	(32.6)
Investments in privately-held equity investments	(6.8)	(2.4)
Net Cash Used in Investing Activities	(52.4)	(34.0)

Cash Flows from Financing Activities
Proceeds from debt, net of issuance costs	—	742.3
Repayment of debt	—	(750.0)
Cash dividends	(3,165.7)	(3,022.7)
Repurchase of Class A common stock, including costs	(1,236.9)	(8.2)
Change in performance bond and guaranty fund contributions	(1,545.4)	43,262.5
Employee taxes paid on restricted stock vesting	(22.2)	(8.8)
Other	(4.6)	(4.5)
Net Cash (Used in) Provided by Financing Activities	(5,974.8)	40,210.6

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(3,820.2)	$42,351.7
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	164,079.5	101,794.1
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	$160,259.3	$144,145.8

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents:
Cash and cash equivalents	$2,144.2	$1,981.3
Short-term restricted cash	4.4	6.5
Restricted cash and restricted cash equivalents (performance bonds and guaranty fund contributions)	158,110.7	142,158.0
Total	$160,259.3	$144,145.8

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$689.7	$579.6
Interest paid	70.2	65.0

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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the company at June 30, 2026 and December 31, 2025 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
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
The following table represents a disaggregation of revenue from contracts with customers by product line for the quarters and six months ended June 30, 2026 and 2025:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Interest rates	$433.0	$461.6	$954.2	$897.9
Equity indexes	324.0	301.6	639.6	605.8
Foreign exchange	49.8	52.4	106.6	105.8
Agricultural commodities	183.8	174.7	351.3	339.0
Energy	187.0	217.4	450.7	433.8
Metals	76.7	85.1	195.1	156.0
BrokerTec fixed income	40.1	37.1	80.3	72.9
EBS foreign exchange	33.8	37.5	70.2	72.7
Interest rate swap	24.3	20.6	47.1	41.4
Total clearing and transaction fees	1,352.5	1,388.0	2,895.1	2,725.3
Market data and information services	238.1	198.1	462.2	392.6
Other	115.6	105.9	229.0	216.4
Total revenues	$1,706.2	$1,692.0	$3,586.3	$3,334.3

Timing of Revenue Recognition
Services transferred at a point in time	$1,323.4	$1,361.7	$2,840.4	$2,670.8
Services transferred over time	377.3	324.7	734.6	652.9
One-time charges and miscellaneous revenues	5.5	5.6	11.3	10.6
Total revenues	$1,706.2	$1,692.0	$3,586.3	$3,334.3
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis upon commencement of services under the customer contract. These upfront customer payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the second quarter of 2026 were not materially impacted by any other factors. The balance of contract liabilities was $52.8 million and $16.7 million as of June 30, 2026 and December 31, 2025, respectively.
4. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contribution Reinvestment. CME reinvests cash performance bonds and guaranty fund contributions and distributes a portion of the interest earned back to the clearing firms. The reinvestment of cash can include certain commercial and central bank deposits, government securities, reverse repurchase agreements, and money market funds. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to maintain cash accounts at the Federal Reserve Bank of Chicago. At June 30, 2026, CME maintained $138.5 billion within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets. Cash performance bonds and guaranty fund contributions are included as restricted cash and restricted cash equivalents on the consolidated statements of cash flows.
In the second quarter and first six months of 2026, earnings from cash performance bond and guaranty fund contributions were $1,388.8 million and $2,759.8 million, respectively, compared with $1,487.6 million and $2,361.2 million in the second quarter and first six months of 2025. In the second quarter and first six months of of 2026, expenses related to the distribution of interest earned on collateral reinvestments were $1,265.7 million and $2,514.9 million, respectively, compared with $1,374.5 million and $2,179.3 million in the second quarter and first six months of 2025. The earnings from cash performance bonds and guaranty fund contributions are included in investment income and the expense related to the distribution of interest earned is included in other non-operating income (expense) on the consolidated statements of income.
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
During the first six months of 2026, the clearing house transferred an average of approximately $8.7 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. Management has assessed the fair value of the company’s settlement guarantee liability by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing firm and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at June 30, 2026 and December 31, 2025. The company does not have a history of significant losses recognized on performance bond collateral as posted by our clearing firms, and management currently does not anticipate any future credit losses on its performance bond assets. Accordingly, the company has not provided an allowance for credit losses on these performance bond deposits, nor has it recorded any liabilities to reflect an allowance for credit losses related to our off-balance sheet credit exposures and guarantees.

5. Intangible Assets and Goodwill
Intangible assets consisted of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$4,695.3	$(2,661.8)	$2,033.5	$4,703.0	$(2,557.5)	$2,145.5
Technology-related intellectual property	62.5	(62.5)	—	62.5	(62.5)	—
Other	73.3	(62.2)	11.1	73.9	(58.7)	15.2
Total amortizable intangible assets	$4,831.1	$(2,786.5)	$2,044.6	$4,839.4	$(2,678.7)	$2,160.7

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,494.6			$2,610.7
Trading products (1)			$17,175.3			$17,175.3
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
Total amortization expense for intangible assets was $56.0 million and $56.1 million for the quarters ended June 30, 2026 and 2025, respectively. Total amortization expense for intangible assets was $112.1 million and $111.3 million for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, the net book value of amortizable intangible assets included $4.1 million of foreign currency translation for the period.
As of June 30, 2026, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2026	$111.1
2027	220.9
2028	214.4
2029	214.4
2030	214.4
2031	214.4
Thereafter	855.0

Goodwill activity consisted of the following for the periods ended June 30, 2026 and December 31, 2025:

(in millions)	Goodwill
Balance at December 31, 2024	$10,486.9
Foreign currency translation	27.8
Balance at December 31, 2025	10,514.7
Foreign currency translation	(8.9)
Balance at June 30, 2026	$10,505.8

6. Debt
Long-term debt consisted of the following at June 30, 2026 and December 31, 2025:

(in millions)	June 30, 2026	December 31, 2025
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	$499.2	$498.9
$750.0 million fixed rate notes due March 2030, stated rate of 4.40%	743.0	742.1
$750.0 million fixed rate notes due March 2032, stated rate of 2.65%	745.0	744.6
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (1)	744.7	744.6
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	692.3	692.1
Total long-term debt	$3,424.2	$3,422.3
(1)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.73%.
Long-term debt maturities, at par value, were as follows at June 30, 2026:

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
A putative class action complaint was filed January 15, 2014 in the Circuit Court of Cook County, Chancery Division, against CME Group Inc. and the Board of Trade of the City of Chicago, Inc. The plaintiffs, certain Class B shareholders of CME Group and Class B members of CBOT, allege breach of contract and breach of the implied covenant of good faith and fair dealing for violations of their core rights granted in the defendants’ respective Certificates of Incorporation. On December 2, 2021, the court granted the plaintiffs’ motion for certification of a damages-only class. In early 2024, the defendants moved for summary judgment on all claims. On April 16, 2025, the court granted the motion in part and denied the motion in part, and set the remaining claims for a jury trial. After a three week trial, on July 25, 2025, the jury returned a unanimous verdict in favor of the defendants on all counts. On June 15, 2026, the court denied the plaintiffs' post-trial motions. The plaintiffs have filed a notice of appeal.
In addition, the company is a defendant in, and has potential for, various other legal proceedings arising from its regular business activities. While the ultimate results of such proceedings against the company cannot be predicted with certainty, the company believes that the resolution of any of these matters on an individual or aggregate basis will not have a material impact on its consolidated financial position or results of operations. No accrual was required for contingent legal and regulatory matters as none were probable and estimable as of June 30, 2026 and December 31, 2025.
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
The company also has one finance lease, which is related to the sale of our data center in 2016. In connection with the sale, the company leased back a portion of the property. The transaction was recognized under the financing method and not as a sale leaseback arrangement.
The right-of-use lease asset is recorded within other assets, and the present value of the lease liability is recorded within other liabilities (segregated between short term and long term) on the consolidated balance sheets. The discount rate applied to the lease payments represents the company’s incremental borrowing rate.
The components of lease costs were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Operating lease expense:
Operating lease cost	$13.6	$4.1	$25.5	$13.8
Short-term lease cost	0.1	0.1	0.2	0.2
Total operating lease expense included in other expense	$13.7	$4.2	$25.7	$14.0

Finance lease expense:
Interest expense	$0.5	$0.5	$0.9	$1.0
Depreciation expense	2.1	2.1	4.3	4.3
Total finance lease expense	$2.6	$2.6	$5.2	$5.3

Sublease revenue included in other revenue	$3.9	$3.3	$7.8	$6.2
Supplemental cash flow information related to leases was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Cash outflows for operating leases	$15.8	$15.2	$29.9	$30.3
Cash outflows for finance lease	4.4	4.3	8.8	8.7
Supplemental balance sheet information related to leases was as follows:
Operating leases

(in millions)	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$334.8	$210.3

Operating lease liabilities:
Other current liabilities	$54.8	$46.8
Other liabilities	343.2	237.4
Total operating lease liabilities	$398.0	$284.2

Weighted average remaining lease term (in months)	104	99
Weighted average discount rate	4.4%	4.1%

Finance lease

(in millions)	June 30, 2026	December 31, 2025
Finance lease right-of-use assets	$41.2	$45.5

Finance lease liabilities:
Other current liabilities	$9.1	$9.0
Other liabilities	37.2	41.7
Total finance lease liabilities	$46.3	$50.7

Weighted average remaining lease term (in months)	57	63
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of June 30, 2026 for operating and finance leases:

(in millions)	Operating Leases
Remainder of 2026	$36.8
2027	66.2
2028	60.8
2029	50.5
2030	49.8
2031	48.2
Thereafter	163.6
Total lease payments	475.9
Less: imputed interest	(77.9)
Present value of lease liability	$398.0

(in millions)	Finance Leases
Remainder of 2026	$8.8
2027	17.8
2028	17.9
2029	18.1
2030	18.3
2031	4.6
Thereafter	—
Total lease payments	85.5
Less: imputed interest	(39.2)
Present value of lease liability	$46.3
9. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through April 2027. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a two-year period after April 2027 unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of irrevocable, standby letters of credit. At June 30, 2026, CME was contingently liable to SGX on letters of credit totaling $400.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. Management has assessed the fair value of the company’s guarantee liability under this mutual offset agreement by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing firm and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at June 30, 2026 and December 31, 2025.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company’s agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing firm becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the Fund, payments would be pro-rated. Clearing firms and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is nominal and therefore has not recorded any liability at June 30, 2026 and December 31, 2025.
10. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2025	$—	$0.3	$56.2	$25.4	$81.9
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(0.1)	(2.2)	—	(26.6)	(28.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.1)	(2.1)	—	(2.2)
Income tax benefit (expense)	—	0.5	0.5	3.1	4.1
Net current period other comprehensive income (loss)	(0.1)	(1.8)	(1.6)	(23.5)	(27.0)
Balance at June 30, 2026	$(0.1)	$(1.5)	$54.6	$1.9	$54.9

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2024	$(0.3)	$(14.1)	$59.3	$(150.4)	$(105.5)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	0.1	(1.2)	—	164.3	163.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.1)	(2.0)	—	(2.1)
Income tax benefit (expense)	—	0.3	0.5	(11.0)	(10.2)
Net current period other comprehensive income (loss)	0.1	(1.0)	(1.5)	153.3	150.9
Balance at June 30, 2025	$(0.2)	$(15.1)	$57.8	$2.9	$45.4
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
Recurring Fair Value Measurements. Financial assets and liabilities recorded at fair value on the consolidated balance sheet as of June 30, 2026 were classified in their entirety based on the lowest level of input that was significant to each asset and liability’s fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	June 30, 2026
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$6.8	$—	$—	$6.8
Mutual funds	123.6	—	—	123.6
Equity securities	1.0	—	—	1.0
Total Marketable Securities	131.4	—	—	131.4
Total Assets at Fair Value	$131.4	$—	$—	$131.4
Non-Recurring Fair Value Measurements. The company recognized impairment charges of $28.9 million related to two of its privately-held equity investments during the first six months of 2026. The fair value of one of the investments was estimated to be zero at the impairment date and the fair value of the other investment was estimated to be $1.6 million at the impairment date. The company also recognized unrealized gains on investments of $7.6 million on equity investments without readily determinable fair values during the first six months of 2026. The fair values of these investments were estimated to be $27.7 million at June 30, 2026. This fair value assessment was based on quantitative factors, including observable price changes. The fair value measurement of these investments are considered level 3 and non-recurring. These investments are included in other assets on the consolidated balance sheet.
Fair Values of Debt Notes. The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below are classified as level 2 under the fair value hierarchy and were estimated using quoted market prices in inactive markets.
At June 30, 2026, the fair values were as follows:

(in millions)	Fair Value	Level
$500.0 million fixed rate notes due June 2028	$495.2	Level 2
$750.0 million fixed rate notes due March 2030	748.4	Level 2
$750.0 million fixed rate notes due March 2032	677.4	Level 2
$750.0 million fixed rate notes due September 2043	749.1	Level 2
$700.0 million fixed rate notes due June 2048	584.7	Level 2

12. Earnings Per Share
The company calculates basic earnings per share for the quarter ended June 30, 2026 by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if restricted stock awards were converted into common stock. The company uses the two-class method for calculating basic EPS and the if-converted method for diluted EPS for the six months ended June 30, 2026. This reflects the Series G preferred stock’s status as participating securities until their 1:1 conversion into 4.6 million Class A common shares on March 5, 2026. Under the two-class method, undistributed or overdistributed earnings are allocated to common stock and participating securities according to their respective rights in undistributed or overdistributed earnings, as if all the earnings for the period had been distributed. Basic earnings per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Net income attributable to common shareholders is reduced for preferred stock dividends earned during the period. Preferred stock also receives a proportionate allocation of undistributed or overdistributed earnings for the period because the shares of the Series G preferred stock have a contractual obligation to share in profits and losses of the company. Diluted earnings per share is computed using the if-converted method for the Series G preferred stock which assumes the conversion of all preferred shares into common shares at the beginning of the period. Accordingly, net income attributable to common shareholders is adjusted to add back the dividends and undistributed or overdistributed earnings previously allocated to the preferred stock, and the weighted average number of common shares outstanding is increased by the number of shares that would have been issued upon conversion of the preferred stock as of the beginning of the period plus potentially dilutive common shares. Anti-dilutive stock awards were as follows for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Stock awards	34	—	34	47
Total	34	—	34	47
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income (in millions)	$1,041.8	$1,025.1	$2,196.1	$1,981.3
Less: preferred stock dividends	—	(5.7)	—	(11.5)
Add: overdistributed earnings allocated to preferred stock	—	—	4.3	—
Less: undistributed earnings allocated to preferred stock	—	(7.2)	—	(13.4)
Net Income Attributable to Common Shareholders of CME Group - Basic	$1,041.8	$1,012.2	$2,200.4	$1,956.4
Less: overdistributed earnings allocated to preferred stock	—	—	(4.3)	—
Net Income Attributable to Common Shareholders of CME Group - Diluted	$1,041.8	$1,012.2	$2,196.1	$1,956.4

Weighted Average Number of Common Shares (in thousands):
Basic	360,684	359,658	360,005	359,636
Effect of restricted stock and performance shares	598	697	632	661
Effect of convertible preferred shares	—	—	1,596	—
Diluted	361,282	360,355	362,233	360,297
Earnings per Common Share Attributable to Common Shareholders of CME Group:
Basic	$2.89	$2.81	$6.11	$5.44
Diluted	2.88	2.81	6.06	5.43

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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions, except per share data)	2026	2025	Change	2026	2025	Change
Total revenues	$1,706.2	$1,692.0	1%	$3,586.3	$3,334.3	8%
Total expenses	599.1	562.7	6	1,169.5	1,097.0	7
Operating margin	64.9%	66.7%		67.4%	67.1%
Non-operating income (expense)	$220.6	$201.0	10	$421.8	$337.8	25
Effective tax rate	21.5%	22.9%		22.6%	23.1%
Net income	$1,041.8	$1,025.1	2	$2,196.1	$1,981.3	11
Diluted earnings per common share	2.88	2.81	2	6.06	5.43	12
Cash flows from operating activities				2,207.0	2,175.1	1
Revenues

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2026	2025	Change	2026	2025	Change
Clearing and transaction fees	$1,352.5	$1,388.0	(3)%	$2,895.1	$2,725.3	6%
Market data and information services	238.1	198.1	20	462.2	392.6	18
Other	115.6	105.9	9	229.0	216.4	6
Total Revenues	$1,706.2	$1,692.0	1	$3,586.3	$3,334.3	8
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

	Quarter Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Total contract volume (in millions)	1,850.2	1,873.4	(1)%	4,060.3	3,689.3	10%
Clearing and transaction fees (in millions)	$1,254.3	$1,292.8	(3)	$2,697.5	$2,538.3	6
Average rate per contract	$0.678	$0.690	(2)	$0.664	$0.688	(3)

We estimate the following net changes in clearing and transaction fees based on the changes in total contract volumes and the changes in average rate per contract for futures and options during the second quarter and first six months of 2026 when compared with the same periods in 2025.

(in millions)	Quarter Ended	Six Months Ended
Increase (decrease) due to change in total contract volume	$(15.8)	$246.5
Decreases due to change in average rate per contract	(22.7)	(87.3)
Net increase (decrease) in clearing and transaction fees	$(38.5)	$159.2
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

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2026	2025	Change	2026	2025	Change
Average Daily Volume by Product Line:
Interest rates	14,532	15,472	(6)%	16,586	15,252	9%
Equity indexes	8,634	7,661	13	8,644	7,827	10
Foreign exchange	989	1,096	(10)	1,091	1,123	(3)
Energy	2,667	3,082	(13)	3,320	2,993	11
Agricultural commodities	2,080	1,964	6	2,061	1,961	5
Metals	941	942	—	1,309	838	56
Aggregate average daily volume	29,843	30,217	(1)	33,011	29,994	10
Average Daily Volume by Venue:
CME Globex	27,935	28,097	(1)	30,761	27,916	10
Open outcry	830	993	(16)	1,034	938	10
Privately negotiated	1,078	1,127	(4)	1,216	1,140	7
Aggregate average daily volume	29,843	30,217	(1)	33,011	29,994	10
Electronic Volume as a Percentage of Total Volume	94%	93%		93%	93%
Overall market volatility was high in early 2026 due to the heightened geopolitical conflict in the Middle East, which has caused a ripple effect throughout the world economy. In addition, uncertainty remained high within the energy and metals markets as the Middle East conflict caused significant supply disruptions and led market participants to turn to precious metals amid this uncertainty. However, in the second quarter of 2026, overall market volatility subsided relative to periods of very high volatility earlier in the year as market uncertainty tapered. We believe these factors contributed to volume remaining relatively flat in the second quarter of 2026 when compared to the same period in 2025 and an increase in volume in the first six months of 2026 when compared with the same period in 2025.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2026	2025	Change	2026	2025	Change
SOFR futures and options:
Futures expiring within two years	3,009	3,357	(10)%	3,501	3,145	11%
Options	1,212	1,464	(17)	1,611	1,403	15
Futures expiring beyond two years	1,018	1,226	(17)	1,231	1,189	4
U.S. Treasury futures and options:
10-Year	3,532	3,392	4	3,869	3,580	8
5-Year	2,078	2,287	(9)	2,320	2,241	4
2-Year	1,292	1,180	10	1,419	1,161	22
Treasury Bond	717	839	(15)	814	821	(1)
Ultra T-Note	769	773	(1)	831	795	4
Ultra T-Bond	483	463	4	496	450	10
Federal Funds futures and options	380	443	(14)	452	422	7
In the second quarter of 2026, interest rate contract volume was lower compared with the same period in 2025 due to a decrease in market volatility. We believe this was due to more certainty surrounding the Federal Reserve's future interest rate policy decisions.
Overall interest rate contract volume increased in the first six months of 2026 when compared with same period in 2025 due to periods of high market volatility. We believe this was due to the heightened geopolitical conflict in the Middle East, which led to initial uncertainty surrounding the Federal Reserve's future interest rate policy decisions.
Equity Index and Cryptocurrency Products
The following table summarizes average daily contract volume for our key equity index and cryptocurrency products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2026	2025	Change	2026	2025	Change
E-mini S&P 500 futures and options	4,420	4,349	2%	4,546	4,435	3%
E-mini Nasdaq 100 futures and options	3,191	2,415	32	2,994	2,503	20
E-mini Russell 2000 futures and options	350	330	6	375	315	19
E-mini Dow futures and options	262	252	4	285	256	11
Bitcoin futures and options	116	86	35	142	95	50
Ether futures and options	89	102	(12)	106	98	8
Equity index contract volumes increased in the second quarter and first six months of 2026 when compared with the same periods in 2025. We believe these increases were due to the geopolitical conflict in the Middle East in early 2026, which caused significant uncertainty throughout the equity markets. In addition, market shifts in the Nasdaq-100 and Russell 2000 resulted in additional volume within both complexes.
Our cryptocurrency contract volumes increased in the second quarter and first six months of 2026 when compared with the same periods in 2025. We believe the increased volatility resulted in a broader cryptocurrency market repricing.

Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2026	2025	Change	2026	2025	Change
Euro	245	281	(13)%	268	291	(8)%
Japanese Yen	185	213	(13)	197	210	(6)
Australian dollar	122	119	3	143	116	23
British Pound	107	111	(4)	120	119	1
Canadian dollar	87	92	(5)	91	112	(18)
In the second quarter and first six months of 2026, overall foreign exchange volumes decreased when compared with the same periods in 2025. Overall market volatility subsided in the second quarter of 2026 following periods of very high volatility in 2025 due to uncertainty surrounding the United State's position on tariffs. However, the geopolitical conflict in the Middle East in early 2026 led to higher Australian dollar contract volumes due to uncertainty in the commodities and energy markets. We believe these factors contributed to lower overall foreign exchange contract volume in the second quarter and first six months of 2026 when compared with the same periods in 2025.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2026	2025	Change	2026	2025	Change
WTI crude oil	1,465	1,517	(3)%	1,763	1,372	29%
Natural gas	658	871	(24)	868	970	(11)
Refined products	341	437	(22)	428	431	(1)
Brent crude oil	186	232	(20)	243	195	25
Energy contract volumes decreased in the second quarter of 2026 when compared with the same period in 2025, which we believe was due to lower overall volatility. Despite the ongoing geopolitical conflict in the Middle East, tensions eased within the region leading to broader price stabilization during the second quarter.
The geopolitical conflict in the Middle East in early 2026 disrupted crucial supply chain routes and created higher uncertainty within the crude oil markets. We believe this contributed to higher crude oil volume in the first six months of 2026 when compared with the same period in 2025.

Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2026	2025	Change	2026	2025	Change
Corn	673	591	14%	631	630	—%
Soybean	351	391	(10)	384	387	(1)
Wheat	326	267	22	312	266	17
Overall commodity contract volumes increased in the second quarter and first six months of 2026 when compared with the same periods in 2025. The heightened geopolitical conflict in the Middle East in early 2026 caused disruptions within the grain market supply routes. The conflict also caused a greater demand for crop-based fuels as a result of crude oil pricing uncertainties. We believe these factors contributed to higher overall commodity volume in the second quarter and first six months of 2026 compared with the same periods in 2025.

Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2026	2025	Change	2026	2025	Change
Gold	639	667	(4)%	865	569	52%
Silver	167	117	43	285	109	160
Copper	100	99	1	115	105	9
Overall metals contract volumes increased during the second quarter and first six months of 2026, when compared to the same periods in 2025, driven primarily by heightened market volatility. Precious metals volume growth was largely driven by geopolitical tensions in the Middle East early in 2026, which drove market participants to gold and silver. While the demand subsequently eased within the gold market, sustained volume growth was further supported by increased adoption of precious metals micro contracts among our retail client base.
Average Rate per Contract
The average rate per contract decreased in the second quarter and first six months of 2026 when compared with the same periods in 2025. The decrease was largely due to an increase in micro contract volume, specifically within equities, energy and metals, as well as higher member trading as a percentage of total volume. In the first six months of 2026, the decrease was partially offset by a change in product mix. Energy and metal contract volume increased by 1 percentage point as a percent of total volume, while other products collectively decreased by 1 percentage point. In general, energy and metals products have a higher rate per contract compared with the remaining contracts. In addition, the overall decrease in the second quarter of 2026 was partially offset by an increase in certain clearing and transaction fees which went into effect on April 1, 2026.
Cash Markets Business
Total clearing and transaction fees revenues in the second quarter and first six months of 2026 include $73.9 million and $150.5 million, respectively, of transaction fees attributable to the cash markets business, compared with $74.6 million and $145.6 million, respectively, in the second quarter and first six months of 2025. This revenue includes BrokerTec Americas LLC's fixed income volume and EBS's foreign exchange volume.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in millions)	2026	2025	Change	2026	2025	Change
BrokerTec fixed income transaction fees	$40.1	$37.1	8%	$80.3	$72.9	10%
EBS foreign exchange transaction fees	33.8	37.5	(10)	70.2	72.7	(3)
The related average daily notional value for the first quarter of 2026 and 2025 were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in billions)	2026	2025	Change	2026	2025	Change
U.S. Repo	$397.3	$362.9	9%	$395.2	$347.3	14%
European Repo (in euros)	364.0	310.9	17	366.1	318.4	15
U.S. Treasury	91.4	114.1	(20)	99.6	112.9	(12)
Spot FX	67.2	73.7	(9)	71.9	72.3	(1)
Overall average daily notional values for the cash markets business were higher in the second quarter and first six months of 2026 when compared with the same periods in 2025 due to higher overall volatility. We believe this was due to the heightened geopolitical conflict in the Middle East, which caused significant macro-economic uncertainty throughout the global economy. However, more certainty surrounding the Federal Reserves interest rate policy decision led to lower overall U.S. Treasury volumes in second quarter and first six months of 2026 when compared with the same periods in 2025. We believe these factors led to higher overall cash market volume in the second quarter and first six months of 2026 compared with the same periods in 2025.

Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One individual firm represented at least 10% of our clearing and transaction fees in the first six months of 2026. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
Market data and information services. During the second quarter and first six months of 2026, overall market data and information services revenues increased when compared with the same periods in 2025, largely due to higher usage of certain products, increased demand by new customer segments, and price increases for certain products.
The two largest resellers of our market data represented approximately 25% of our market data and information services revenue in the first six months of 2026. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2026	2025	Change	2026	2025	Change
Compensation and benefits	$233.5	$221.6	5%	$456.5	$428.3	7%
Technology	83.3	70.9	18	159.9	136.6	17
Professional fees and outside services	29.1	37.4	(22)	57.3	65.9	(13)
Amortization of purchased intangibles	56.0	56.1	—	112.1	111.3	1
Depreciation and amortization	28.2	27.3	3	55.4	54.6	2
Licensing and other fee agreements	109.1	96.2	13	215.9	192.8	12
Other	59.9	53.2	12	112.4	107.5	4
Total Expenses	$599.1	$562.7	6	$1,169.5	$1,097.0	7
Operating expenses increased by $36.4 million and $72.5 million in the second quarter and first six months of 2026 when compared with the same periods in 2025. The following table shows the estimated impacts of key factors resulting in the changes in operating expenses:

	Quarter Ended June 30, 2026		Six Months Ended June 30,
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
License fees	$12.9	2%	$23.1	2%
Technology support services	11.6	2	21.1	2
Rent expense	9.4	2	11.9	1
Salaries, benefits and employer taxes	(0.3)	—	10.0	1
Non-qualified deferred compensation	4.7	1	6.2	1
Marketing expenses	2.4	—	5.0	1
Stock-based compensation	4.1	1	4.7	1
Currency fluctuation	(3.3)	(1)	(6.4)	(1)
Legal fees	(6.2)	(1)	(7.4)	(1)
Other expenses, net	1.1	—	4.3	—
Total increase	$36.4	6%	$72.5	7%

Increases in operating expenses in the second quarter and first six months of 2026 when compared with the same periods in 2025 were as follows:
•License fees expenses were higher primarily due to record volumes for certain equity products.
•The increases in technology support services expense were primarily driven by higher third party services to support the ongoing Google Cloud transformation project.
•Rent expenses were higher primarily due to gains on lease contractions recognized in the first six months of 2025.
•Salaries, benefits and employer taxes expenses were higher in the first six months of 2026 as a result of salary increases that went into effect during the first quarter of 2026 as well as an increase in headcount, which was primarily attributable to additional headcount in the company's international locations.
•An increase in our non-qualified deferred compensation liability during the first quarter of 2026, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to the increases in compensation and benefits expenses.
•Marketing expense increased as a result of higher sponsorship, media campaigns and event costs in the first six months of 2026.
•Stock-based compensation expenses increased due to higher expense related to performance awards compared to the same period in 2025.
Decreases in operating expenses in the second quarter and first six months of 2026 when compared with the same periods in 2025 were as follows:
•In the second quarter and first six months of 2026, we recognized a net loss of $0.3 million and a net gain of $0.5 million, respectively, compared with a net losses of $3.6 million and $5.9 million, respectively, during the same periods in 2025, due to currency exchange rate fluctuations. Gains and losses from exchange rate fluctuations are recognized in the consolidated statements of net income when subsidiaries with a U.S. dollar functional currency hold certain monetary assets and liabilities denominated in foreign currencies.
•Legal fees decreased primarily as a result of expenses incurred for the class action lawsuit litigation in the second quarter of 2025.
Non-Operating Income (Expense)

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2026	2025	Change	2026	2025	Change
Investment income	$1,429.7	$1,518.4	(6)%	$2,819.0	$2,411.1	17%
Interest and other borrowing costs	(43.6)	(44.0)	(1)	(87.2)	(85.7)	2
Equity in net earnings of unconsolidated subsidiaries	97.7	99.0	(1)	200.1	187.2	7
Other non-operating income (expense)	(1,263.2)	(1,372.4)	(8)	(2,510.1)	(2,174.8)	15
Total Non-Operating	$220.6	$201.0	10	$421.8	$337.8	25
Investment income. Earnings from cash performance bond and guaranty fund contributions that are reinvested decreased in the second quarter of 2026 when compared with the same period in 2025. This was mainly due to a lower average rate of return despite higher overall reinvestment balances. In the second quarter 2026, earnings from cash performance bond and guaranty fund contributions were $1,388.8 million compared with $1,487.6 million in the second quarter of 2025.
Earnings from cash performance bond and guaranty fund contributions that are reinvested increased in the first six months of 2026 when compared with the same period in 2025. This was mainly due to higher reinvestment balances despite a lower average rate of return on the reinvestment balances. In the first six months of 2026, earnings from cash performance bond and guaranty fund contributions were $2,759.8 million compared with $2,361.2 million in first six months of 2025. The increase was partially offset by higher net unrealized losses in the first six months of 2026.
Equity in net earnings (losses) of unconsolidated subsidiaries. Higher income generated from our S&P Dow Jones Indices LLC business venture contributed to an increase in equity in net earnings (losses) of unconsolidated subsidiaries in the first six months of 2026 when compared with 2025. However, in the second quarter of 2026, equity in net earnings (losses) of unconsolidated subsidiaries was lower as a result of the sale of our OSTTRA joint venture which occurred in the fourth quarter of 2025.

Other non-operating income (expense). We recognized lower expense related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms during the second quarter of 2026 when compared with the same period in 2025. This was due to lower interest income earned on our reinvestment balances as a result of a lower Federal Funds rate compared with the same period in 2025. In the second quarter of 2026, expense related to the distribution of interest earned on collateral reinvestments was $1,265.7 million compared with $1,374.5 million the second quarter of 2025.
We recognized higher expense related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms during the first six months of 2026 when compared with the same period in 2025, mainly due to higher overall cash collateral balances. In the first six months of 2026, expense related to the distribution of interest earned on collateral reinvestments was $2,514.9 million, compared with $2,179.3 million in the first six months of 2025.
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2026	2025
Quarter ended June 30	21.5%	22.9%
Six months ended June 30	22.6	23.1
In the second quarter of 2026, the overall effective tax rate decreased when compared with the same period in 2025 as a result of favorable settlements from state tax examinations. In the first six months of 2026, the overall effective tax rate remained relatively consistent when compared with the same period in 2025.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first six months of 2026 when compared with the same period in 2025, which was largely due to an increase in trading volume and higher interest earned on reinvestment of collateral, net of distributions. Cash used in investing activities remained relatively consistent in the first six months of 2026 when compared with the same period in 2025. Cash used in financing activities was higher during the first six months of 2026 when compared with the same period in 2025 due to an increase in share repurchases.
Debt Instruments. The following table summarizes our debt outstanding at June 30, 2026:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event a clearing firm fails to promptly discharge an obligation to the clearing house operated by CME, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms, or in other cases as provided by the CME rulebook. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets (pursuant to the CME rulebook) can be used to collateralize the facility. At June 30, 2026, guaranty fund contributions available to collateralize the facility totaled $10.3 billion. We have the option to increase the line from $7.0 billion to $10.0 billion with the consent of the agent and lenders providing the additional funds. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME's consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At June 30, 2026, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
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
At June 30, 2026, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At June 30, 2026, the letters of credit totaled $400.0 million. We also maintain a $350.0 million line of credit to meet our obligations under this agreement.
The following table summarizes our credit ratings at June 30, 2026:

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
Liquidity and Cash Management. Cash and cash equivalents, excluding restricted cash and restricted cash equivalents, totaled $2.1 billion and $4.4 billion at June 30, 2026 and December 31, 2025, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our corporate investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements and short-term bank deposits. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in cash performance bonds and guaranty fund contributions, other current assets or other assets in the consolidated balance sheets. Cash performance bonds and guarantee fund contribution assets are deemed to be restricted cash and restricted cash equivalents.
We maintain a share repurchase program under which we are authorized to repurchase up to $3.0 billion of our outstanding Class A common stock, par value $0.01 per share (the common stock), from time to time through open market transactions, block trades, privately negotiated purchase transactions or other purchase techniques and may include purchases effected pursuant to one or more trading plans established pursuant to Rule 10b5-1 under the Exchange Act. The timing of any repurchases and the number of shares repurchased under the share repurchase program are within our discretion and may be affected by various factors, including general market and economic conditions; the market price of the common stock; CME Group’s earnings, financial condition, capital requirements and levels of indebtedness; legal requirements; and other considerations. The share repurchase program has no expiration date, does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time. As of June 30, 2026, the maximum remaining value of shares to be repurchased was $1.5 billion.
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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1 to April 30	740,654	(2)	$291.64	740,623	$1,983.8
May 1 to May 31	638,435	(3)	288.25	638,313	1,799.8
June 1 to June 30	1,167,853	(4)	253.14	1,167,348	1,504.4
Total	2,546,942	(5)		2,546,284
(1)CME Group maintains a share repurchase program under which CME Group is authorized to repurchase up to $3.0 billion of its outstanding Class A common stock, par value $0.01 per share (the common stock) as announced on December 5, 2024. The share repurchase program has no expiration date.
(2)Includes an aggregate of 31 shares of Class A common stock surrendered to satisfy employees' tax obligations upon the vesting of restricted stock.
(3)Includes an aggregate of 122 shares of Class A common stock surrendered to satisfy employee's tax obligations upon the vesting of restricted stock.
(4)Includes an aggregate of 505 shares of Class A common stock surrendered to satisfy employee's tax obligations upon the vesting of restricted stock.
(5)Shares purchased includes an aggregate of 658 shares of Class A common stock surrendered to satisfy employee tax obligations upon the vesting of restricted stock.

ITEM 5.	OTHER INFORMATION

On June 1, 2026, Jonathan Marcus, Senior Managing Director and General Counsel, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c). Under the terms of the plan, Mr. Marcus is scheduled to sell an aggregate of up to 1,294 shares of the company's Class A common stock, net of shares withheld to cover taxes, arising from restricted stock awards vesting on September 15, 2026 and March 15, 2027. The plan expires on the earlier of March 23, 2027 or the completion of all authorized transactions under the plan.

ITEM 6.	EXHIBITS

3.1	Seventeenth Amended and Restated Bylaws of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on December 9, 2022).

3.2
Fourth Amended and Restated Certificate of Incorporation of CME Group Inc., as amended (incorporated by reference to Exhibit 3.2 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on November 4, 2021).

10.1
Amendment No. 11 to Credit Agreement, dated as of April 22, 2026, among Chicago Mercantile Exchange Inc., certain lenders, Bank of America, N.A., as Administrative Agent, and Citibank, N.A., as Collateral Agent and Collateral Monitoring Agent. (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2026)

10.2
Transition and Executive Chairman Agreement, dated June 16, 2026, between CME Group Inc. and Terrence A. Duffy. (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Current Report on Form 8-K filed with the SEC on June 17, 2026)

10.3
Employment Agreement, dated June 16, 2026, between CME Group, Inc. and Lynne C. Fitzpatrick. (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Current Report on Form 8-K filed with the SEC on June 17, 2026)

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—Lynne Fitzpatrick

32.1	Section 906 Certification

101
The following materials from CME Group Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline XBRL (Xtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

CME Group Inc. (Registrant)

Dated: July 24, 2026	By:	/s/ Lynne Fitzpatrick
Lynne Fitzpatrick Senior Managing Director, President and Chief Financial Officer Principal Financial Offer and Duly Authorized Officer