Form 10-Q
period 2026-09-30
CME GROUP INC.
filed 2026-10-23
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
                                                 Yes   ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of October 14, 2026 was as follows: 357,930,746 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,198.5	$4,416.9
Marketable securities	131.0	125.0
Accounts receivable, net of allowance of $9.1 and $10.0	788.1	639.2
Other current assets (includes $3.5 and $6.5 in restricted cash)	840.9	522.1
Performance bonds and guaranty fund contributions	155,179.7	159,656.1
Total current assets	159,138.2	165,359.3
Property, net of accumulated depreciation and amortization of $1,019.5 and $1,005.7	338.7	362.7
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,440.1	2,610.7
Goodwill	10,505.9	10,514.7
Other assets	2,494.3	2,401.5
Total Assets	$192,092.5	$198,424.2

Liabilities and Equity
Current Liabilities:
Accounts payable	$67.7	$71.8
Other current liabilities	865.5	568.8
Performance bonds and guaranty fund contributions	155,179.7	159,656.1
Total current liabilities	156,112.9	160,296.7
Long-term debt	3,425.1	3,422.3
Deferred income tax liabilities, net	5,208.6	5,242.2
Other liabilities	785.6	734.8
Total Liabilities	165,532.2	169,696.0

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and 4,584 issued and outstanding as of December 31, 2025	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at September 30, 2026 and December 31, 2025; 357,424 and 358,950 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	20,472.7	22,209.5
Retained earnings	6,028.5	6,433.2
Accumulated other comprehensive income (loss)	55.5	81.9
Total CME Group Shareholders’ Equity	26,560.3	28,728.2
Total Liabilities and Equity	$192,092.5	$198,424.2

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues
Clearing and transaction fees	$1,378.1	$1,227.9	$4,273.2	$3,953.2
Market data and information services	243.1	202.5	705.3	595.1
Other	116.1	107.2	345.1	323.6
Total Revenues	1,737.3	1,537.6	5,323.6	4,871.9
Expenses
Compensation and benefits	234.3	237.6	690.8	665.9
Technology	80.9	71.4	240.8	208.0
Professional fees and outside services	31.1	36.7	88.4	102.6
Amortization of purchased intangibles	56.0	56.2	168.1	167.5
Depreciation and amortization	27.4	26.4	82.8	81.0
Licensing and other fee agreements	104.2	81.6	320.1	274.4
Other	62.0	55.1	174.4	162.6
Total Expenses	595.9	565.0	1,765.4	1,662.0
Operating Income	1,141.4	972.6	3,558.2	3,209.9

Non-Operating Income (Expense)
Investment income	1,418.1	1,548.7	4,237.1	3,959.8
Interest and other borrowing costs	(43.5)	(44.0)	(130.7)	(129.7)
Equity in net earnings of unconsolidated subsidiaries	102.8	96.3	302.9	283.5
Other non-operating income (expense)	(1,264.0)	(1,396.6)	(3,774.1)	(3,571.4)
Total Non-Operating Income (Expense)	213.4	204.4	635.2	542.2
Income before Income Taxes	1,354.8	1,177.0	4,193.4	3,752.1
Income tax provision	317.9	269.0	960.4	862.8
Net Income	$1,036.9	$908.0	$3,233.0	$2,889.3

Earnings per Share Attributable to Common Shareholders of CME Group:
Basic	$2.90	$2.49	$9.00	$7.93
Diluted	2.89	2.49	8.96	7.92
Weighted Average Number of Common Shares:
Basic	358,019	359,686	359,336	359,653
Diluted	358,641	360,422	361,018	360,330
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Income	$1,036.9	$908.0	$3,233.0	$2,889.3
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	—	0.2	(0.1)	0.3
Income tax benefit (expense)	—	(0.1)	—	(0.1)
Investment securities, net	—	0.1	(0.1)	0.2
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	(2.2)	(1.2)
Amortization of net actuarial (gains) losses included in compensation and benefits expense	(0.1)	(0.1)	(0.2)	(0.2)
Income tax benefit (expense)	0.1	—	0.6	0.3
Defined benefit plans, net	—	(0.1)	(1.8)	(1.1)
Derivative investments:
Reclassification of net unrealized (gains) losses to interest expense and other non-operating income (expense)	(1.1)	(1.1)	(3.2)	(3.1)
Income tax benefit (expense)	0.3	0.4	0.8	0.9
Derivative investments, net	(0.8)	(0.7)	(2.4)	(2.2)
Foreign currency translation:
Foreign currency translation adjustments	1.3	(1.9)	(25.3)	162.4
Income tax benefit (expense)	0.1	0.6	3.2	(10.4)
Foreign currency translation, net	1.4	(1.3)	(22.1)	152.0
Other comprehensive income (loss), net of tax	0.6	(2.0)	(26.4)	148.9
Comprehensive Income	$1,037.5	$906.0	$3,206.6	$3,038.2
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Nine Months Ended, September 30, 2026
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at December 31, 2025	4,584	358,950	3	$22,213.1	$6,433.2	$81.9	$28,728.2
Net income					3,233.0		3,233.0
Other comprehensive income (loss)						(26.4)	(26.4)
Dividends on common stock of $10.05 per share					(3,637.7)		(3,637.7)
Conversion of Series G preferred stock to Class A common stock	(4,584)	4,584
Vesting of issued restricted Class A common stock		292		(44.5)			(44.5)
Shares issued to Board of Directors		14		3.1			3.1
Shares issued under Employee Stock Purchase Plan		16		4.3			4.3
Repurchase of Class A common stock (1)		(6,432)		(1,770.4)			(1,770.4)
Stock-based compensation				70.7			70.7
Balance at September 30, 2026	—	357,424	3	$20,476.3	$6,028.5	$55.5	$26,560.3

	Quarter Ended, September 30, 2026
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at June 30, 2026	—	359,275	3	$21,008.0	$5,457.5	$54.9	$26,520.4
Net income					1,036.9		1,036.9
Other comprehensive income (loss)						0.6	0.6
Dividends on common stock of $1.30 per share					(465.9)		(465.9)
Vesting of issued restricted Class A common stock		196		(22.3)			(22.3)
Repurchase of Class A common stock (1)		(2,047)		(533.5)			(533.5)
Stock-based compensation				24.1			24.1
Balance at September 30, 2026	—	357,424	3	$20,476.3	$6,028.5	$55.5	$26,560.3
(1) In December 2024, the board of directors approved a share repurchase program (the Share Repurchase Program), which authorizes the repurchase of up to $3.0 billion of CME Group Class A common stock at prevailing market prices. During the three and nine months ended September 30, 2026, 2,047,234 and 6,432,010 shares of outstanding Class A common stock were repurchased, respectively. The average price was $255.81 per share for a total of $0.5 billion (excluding excise tax) during the third quarter of 2026 and $272.89 per share for a total of $1.8 billion (excluding excise tax) for the first nine months of 2026. The remaining aggregate amount under the existing Share Repurchase Program is $1.0 billion as of September 30, 2026. Shares are retired upon repurchase and not held as treasury stock.

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
(1) In December 2024, the board of directors approved a share repurchase program (the Share Repurchase Program), which authorizes the repurchase of up to $3.0 billion of CME Group Class A common stock at prevailing market prices. During the three and nine months ended September 30, 2025, 0 and 32,265 shares of outstanding Class A common stock were repurchased at an average price of $253.05 per share for a total of $8.2 million The remaining aggregate amount under the existing Share Repurchase Program is $3.0 billion as of September 30, 2025. Shares are retired upon repurchase and not held as treasury stock.

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$3,233.0	$2,889.3
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	70.7	65.9
Amortization of purchased intangibles	168.1	167.5
Depreciation and amortization	82.8	81.0
Net realized and unrealized (gains) losses on investments	19.4	(3.0)
Deferred income taxes	(12.4)	(27.4)
Change in:
Accounts receivable	(148.0)	(69.9)
Other current assets	(291.6)	(21.9)
Other assets	30.1	81.4
Accounts payable	(4.1)	(5.0)
Income taxes payable	(49.6)	27.6
Other current liabilities	257.4	(9.3)
Other liabilities	(22.6)	(7.6)
Other	(40.3)	(25.4)
Net Cash Provided by Operating Activities	3,292.9	3,143.2

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	4.8	6.2
Purchases of available-for-sale marketable securities	(4.9)	(4.9)
Purchases of property, net	(61.2)	(51.0)
Investments in privately-held equity investments	(11.7)	(3.4)
Net Cash Used in Investing Activities	(73.0)	(53.1)

Cash Flows from Financing Activities
Proceeds from debt, net of issuance costs	—	740.6
Repayment of debt	—	(750.0)
Cash dividends	(3,630.5)	(3,478.0)
Repurchase of Class A common stock, including costs	(1,757.3)	(8.2)
Change in performance bond and guaranty fund contributions	(4,476.4)	50,145.7
Employee taxes paid on restricted stock vesting	(44.5)	(31.0)
Other	(9.0)	(8.8)
Net Cash (Used in) Provided by Financing Activities	(9,917.7)	46,610.3

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(6,697.8)	$49,700.4
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	164,079.5	101,794.1
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	$157,381.7	$151,494.5

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents:
Cash and cash equivalents	$2,198.5	$2,446.8
Short-term restricted cash	3.5	6.5
Restricted cash and restricted cash equivalents (performance bonds and guaranty fund contributions)	155,179.7	149,041.2
Total	$157,381.7	$151,494.5

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$1,022.6	$855.2
Interest paid	116.5	111.7

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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the company at September 30, 2026 and December 31, 2025 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
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
The following table represents a disaggregation of revenue from contracts with customers by product line for the quarters and nine months ended September 30, 2026 and 2025:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Interest rates	$473.6	$417.2	$1,427.8	$1,315.0
Equity indexes	298.7	261.9	938.3	867.7
Foreign exchange	53.9	44.9	160.5	150.7
Energy	195.6	178.3	646.3	612.1
Agricultural commodities	178.3	155.9	529.6	495.0
Metals	79.3	79.4	274.4	235.4
BrokerTec fixed income	41.1	39.3	121.4	112.2
EBS foreign exchange	32.9	30.5	103.1	103.2
Interest rate swap and other	24.7	20.5	71.8	61.9
Total clearing and transaction fees	1,378.1	1,227.9	4,273.2	3,953.2
Market data and information services	243.1	202.5	705.3	595.1
Other	116.1	107.2	345.1	323.6
Total revenues	$1,737.3	$1,537.6	$5,323.6	$4,871.9

Timing of Revenue Recognition
Services transferred at a point in time	$1,350.5	$1,201.1	$4,190.9	$3,871.9
Services transferred over time	380.7	331.3	1,115.3	984.2
One-time charges and miscellaneous revenues	6.1	5.2	17.4	15.8
Total revenues	$1,737.3	$1,537.6	$5,323.6	$4,871.9
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis upon commencement of services under the customer contract. These upfront customer payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the third quarter of 2026 were not materially impacted by any other factors. The balance of contract liabilities was $35.0 million and $16.7 million as of September 30, 2026 and December 31, 2025, respectively.
4. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contribution Reinvestment. CME reinvests cash performance bonds and guaranty fund contributions and distributes a portion of the interest earned back to the clearing firms. The reinvestment of cash can include certain commercial and central bank deposits, government securities, reverse repurchase agreements, and money market funds. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to maintain cash accounts at the Federal Reserve Bank of Chicago. At September 30, 2026, CME maintained $139.1 billion within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets. Cash performance bonds and guaranty fund contributions are included as restricted cash and restricted cash equivalents on the consolidated statements of cash flows.
In the third quarter and first nine months of 2026, earnings from cash performance bond and guaranty fund contributions were $1,391.7 million and $4,151.5 million, respectively, compared with $1,514.1 million and $3,875.3 million in the third quarter and first nine months of 2025. In the third quarter and first nine months of 2026, expenses related to the distribution of interest earned on collateral reinvestments were $1,269.0 million and $3,783.9 million, respectively, compared with $1,399.2 million and $3,578.5 million in the third quarter and first nine months of 2025. The earnings from cash performance bonds and guaranty fund contributions are included in investment income and the expense related to the distribution of interest earned is included in other non-operating income (expense) on the consolidated statements of income.
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
During the first nine months of 2026, the clearing house transferred an average of approximately $8.2 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. Management has assessed the fair value of the company’s settlement guarantee liability by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing firm and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at September 30, 2026 and December 31, 2025. The company does not have a history of significant losses recognized on performance bond collateral as posted by our clearing firms, and management currently does not anticipate any future credit losses on its performance bond assets. Accordingly, the company has not provided an allowance for credit losses on these performance bond deposits, nor has it recorded any liabilities to reflect an allowance for credit losses related to our off-balance sheet credit exposures and guarantees.
5. Intangible Assets and Goodwill
Intangible assets consisted of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$4,697.1	$(2,716.6)	$1,980.5	$4,703.0	$(2,557.5)	$2,145.5
Technology-related intellectual property	62.5	(62.5)	—	62.5	(62.5)	—
Other	73.7	(64.1)	9.6	73.9	(58.7)	15.2
Total amortizable intangible assets	$4,833.3	$(2,843.2)	$1,990.1	$4,839.4	$(2,678.7)	$2,160.7

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,440.1			$2,610.7
Trading products (1)			$17,175.3			$17,175.3
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
Total amortization expense for intangible assets was $56.0 million and $56.2 million for the quarters ended September 30, 2026 and 2025, respectively. Total amortization expense for intangible assets was $168.1 million and $167.5 million for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, the net book value of amortizable intangible assets included $2.5 million of foreign currency translation loss for the period.

As of September 30, 2026, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2026	$55.6
2027	221.0
2028	214.5
2029	214.5
2030	214.5
2031	214.5
Thereafter	855.5

Goodwill activity consisted of the following for the periods ended September 30, 2026 and December 31, 2025:

(in millions)	Goodwill
Balance at December 31, 2024	$10,486.9
Foreign currency translation	27.8
Balance at December 31, 2025	10,514.7
Foreign currency translation	(8.8)
Balance at September 30, 2026	$10,505.9
6. Debt
Long-term debt consisted of the following at September 30, 2026 and December 31, 2025:

(in millions)	September 30, 2026	December 31, 2025
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	$499.3	$498.9
$750.0 million fixed rate notes due March 2030, stated rate of 4.40%	743.5	742.1
$750.0 million fixed rate notes due March 2032, stated rate of 2.65%	745.3	744.6
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (1)	744.8	744.6
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	692.2	692.1
Total long-term debt	$3,425.1	$3,422.3
(1)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.73%.
Long-term debt maturities, at par value, were as follows at September 30, 2026:

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
In addition, the company is a defendant in, and has potential for, various other legal proceedings arising from its regular business activities. While the ultimate results of such proceedings against the company cannot be predicted with certainty, the company believes that the resolution of any of these matters on an individual or aggregate basis will not have a material impact on its consolidated financial position or results of operations. No accrual was required for contingent legal and regulatory matters as none were probable and estimable as of September 30, 2026 and December 31, 2025.
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
The components of lease costs were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Operating lease expense:
Operating lease cost	$16.2	$12.6	$41.7	$26.4
Short-term lease cost	0.1	0.1	0.3	0.3
Total operating lease expense included in other expense	$16.3	$12.7	$42.0	$26.7

Finance lease expense:
Interest expense	$0.4	$0.5	$1.3	$1.5
Depreciation expense	2.2	2.2	6.5	6.5
Total finance lease expense	$2.6	$2.7	$7.8	$8.0

Sublease revenue included in other revenue	$4.0	$3.2	$11.8	$9.4

Supplemental cash flow information related to leases was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Cash outflows for operating leases	$18.4	$14.5	$48.3	$44.8
Cash outflows for finance lease	4.4	4.4	13.2	13.1

Supplemental balance sheet information related to leases was as follows:
Operating leases

(in millions)	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$320.4	$210.3

Operating lease liabilities:
Other current liabilities	$53.2	$46.8
Other liabilities	330.7	237.4
Total operating lease liabilities	$383.9	$284.2

Weighted average remaining lease term (in months)	102	99
Weighted average discount rate	4.4%	4.1%

Finance lease

(in millions)	September 30, 2026	December 31, 2025
Finance lease right-of-use assets	$39.0	$45.5

Finance lease liabilities:
Other current liabilities	$9.2	$9.0
Other liabilities	34.8	41.7
Total finance lease liabilities	$44.0	$50.7

Weighted average remaining lease term (in months)	54	63
Weighted average discount rate	3.5%	3.5%

Future minimum lease payments were as follows as of September 30, 2026 for operating and finance leases:

(in millions)	Operating Leases
Remainder of 2026	$18.4
2027	66.2
2028	60.9
2029	50.6
2030	49.8
2031	48.2
Thereafter	163.9
Total lease payments	458.0
Less: imputed interest	(74.1)
Present value of lease liability	$383.9

(in millions)	Finance Leases
Remainder of 2026	$4.4
2027	17.8
2028	17.9
2029	18.1
2030	18.3
2031	4.6
Thereafter	—
Total lease payments	81.1
Less: imputed interest	(37.1)
Present value of lease liability	$44.0
9. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through April 2027. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a two-year period after April 2027 unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of irrevocable, standby letters of credit. At September 30, 2026, CME was contingently liable to SGX on letters of credit totaling $450.0 million. CME also maintains a $350.0 million line of credit to meet any variation margin obligations, as well as an additional $250.0 million line of credit to meet any initial margin obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. Management has assessed the fair value of the company’s guarantee liability under this mutual offset agreement by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing firm and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at September 30, 2026 and December 31, 2025.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company’s agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing firm becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the Fund, payments would be pro-rated. Clearing firms and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is nominal and therefore has not recorded any liability at September 30, 2026 and December 31, 2025.

10. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2025	$—	$0.3	$56.2	$25.4	$81.9
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(0.1)	(2.2)	—	(25.3)	(27.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.2)	(3.2)	—	(3.4)
Income tax benefit (expense)	—	0.6	0.8	3.2	4.6
Net current period other comprehensive income (loss)	(0.1)	(1.8)	(2.4)	(22.1)	(26.4)
Balance at September 30, 2026	$(0.1)	$(1.5)	$53.8	$3.3	$55.5

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2024	$(0.3)	$(14.1)	$59.3	$(150.4)	$(105.5)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	0.3	(1.2)	—	162.4	161.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.2)	(3.1)	—	(3.3)
Income tax benefit (expense)	(0.1)	0.3	0.9	(10.4)	(9.3)
Net current period other comprehensive income (loss)	0.2	(1.1)	(2.2)	152.0	148.9
Balance at September 30, 2025	$(0.1)	$(15.2)	$57.1	$1.6	$43.4
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

Recurring Fair Value Measurements. Financial assets and liabilities recorded at fair value on the consolidated balance sheet as of September 30, 2026 were classified in their entirety based on the lowest level of input that was significant to each asset and liability’s fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	September 30, 2026
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$6.5	$—	$—	$6.5
Mutual funds	123.6	—	—	123.6
Equity securities	0.9	—	—	0.9
Total Marketable Securities	131.0	—	—	131.0
Total Assets at Fair Value	$131.0	$—	$—	$131.0
Non-Recurring Fair Value Measurements. The company recognized impairment charges of $28.9 million related to two of its privately-held equity investments during the first nine months of 2026. The fair value of one of the investments was estimated to be zero at the impairment date and the fair value of the other investment was estimated to be $1.6 million at the impairment date. The company also recognized unrealized gains on investments of $7.6 million on equity investments without readily determinable fair values during the first nine months of 2026. The fair values of these investments were estimated to be $27.7 million at September 30, 2026. This fair value assessment was based on quantitative factors, including observable price changes. The fair value measurement of these investments are considered level 3 and non-recurring. These investments are included in other assets on the consolidated balance sheet.
Fair Values of Debt Notes. The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below are classified as level 2 under the fair value hierarchy and were estimated using quoted market prices in inactive markets.
At September 30, 2026, the fair values were as follows:

(in millions)	Fair Value	Level
$500.0 million fixed rate notes due June 2028	$489.9	Level 2
$750.0 million fixed rate notes due March 2030	727.8	Level 2
$750.0 million fixed rate notes due March 2032	649.7	Level 2
$750.0 million fixed rate notes due September 2043	685.3	Level 2
$700.0 million fixed rate notes due June 2048	549.7	Level 2

12. Earnings Per Share
The company calculates basic earnings per share for the quarter ended September 30, 2026 by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if restricted stock awards were converted into common stock.
The company uses the two-class method for calculating basic EPS and the if-converted method for diluted EPS for the nine months ended September 30, 2026. This reflects the Series G preferred stock’s status as participating securities until their 1:1 conversion into 4.6 million Class A common shares on March 5, 2026. The Series G preferred stock designation was eliminated as of September 24, 2026. Under the two-class method, undistributed or overdistributed earnings are allocated to common stock and participating securities according to their respective rights in undistributed or overdistributed earnings, as if all the earnings for the period had been distributed. Basic earnings per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Net income attributable to common shareholders is reduced for preferred stock dividends earned during the period. Preferred stock also receives a proportionate allocation of undistributed or overdistributed earnings for the period because the shares of the Series G preferred stock have a contractual obligation to share in profits and losses of the company. Diluted earnings per share is computed using the if-converted method for the Series G preferred stock which assumes the conversion of all preferred shares into common shares at the beginning of the period. Accordingly, net income attributable to common shareholders is adjusted to add back the dividends and undistributed or overdistributed earnings previously allocated to the preferred stock, and the weighted average number of common shares outstanding is increased by the number of shares that would have been issued upon conversion of the preferred stock as of the beginning of the period plus potentially dilutive common shares. Anti-dilutive stock awards were as follows for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Stock awards	296	—	15	79
Total	296	—	15	79
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income (in millions)	$1,036.9	$908.0	$3,233.0	$2,889.3
Less: preferred stock dividends	—	(5.7)	—	(17.2)
Add: overdistributed earnings allocated to preferred stock	—	—	1.2	—
Less: undistributed earnings allocated to preferred stock	—	(5.7)	—	(19.1)
Net Income Attributable to Common Shareholders of CME Group - Basic	$1,036.9	$896.6	$3,234.2	$2,853.0
Less: overdistributed earnings allocated to preferred stock	—	—	(1.2)	—
Net Income Attributable to Common Shareholders of CME Group - Diluted	$1,036.9	$896.6	$3,233.0	$2,853.0

Weighted Average Number of Common Shares (in thousands):
Basic	358,019	359,686	359,336	359,653
Effect of restricted stock and performance shares	622	736	624	677
Effect of convertible preferred shares	—	—	1,058	—
Diluted	358,641	360,422	361,018	360,330
Earnings per Common Share Attributable to Common Shareholders of CME Group:
Basic	$2.90	$2.49	$9.00	$7.93
Diluted	2.89	2.49	8.96	7.92

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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except per share data)	2026	2025	Change	2026	2025	Change
Total revenues	$1,737.3	$1,537.6	13%	$5,323.6	$4,871.9	9%
Total expenses	595.9	565.0	5	1,765.4	1,662.0	6
Operating margin	65.7%	63.3%		66.8%	65.9%
Non-operating income (expense)	$213.4	$204.4	4	$635.2	$542.2	17
Effective tax rate	23.5%	22.9%		22.9%	23.0%
Net income	$1,036.9	$908.0	14	$3,233.0	$2,889.3	12
Diluted earnings per common share	2.89	2.49	16	8.96	7.92	13
Cash flows from operating activities				3,292.9	3,143.2	5
Revenues

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2026	2025	Change	2026	2025	Change
Clearing and transaction fees	$1,378.1	$1,227.9	12%	$4,273.2	$3,953.2	8%
Market data and information services	243.1	202.5	20	705.3	595.1	19
Other	116.1	107.2	8	345.1	323.6	7
Total Revenues	$1,737.3	$1,537.6	13	$5,323.6	$4,871.9	9
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

	Quarter Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Total contract volume (in millions)	1,884.5	1,620.6	16%	5,944.8	5,309.8	12%
Clearing and transaction fees (in millions)	$1,279.4	$1,137.6	12	$3,976.9	$3,675.9	8
Average rate per contract	$0.679	$0.702	(3)	$0.669	$0.692	(3)

We estimate the following net changes in clearing and transaction fees based on the changes in total contract volumes and the changes in average rate per contract for futures and options during the third quarter and first nine months of 2026 when compared with the same periods in 2025.

(in millions)	Quarter Ended	Nine Months Ended
Increases due to change in total contract volume	$179.1	$424.8
Decreases due to change in average rate per contract	(37.3)	(123.8)
Net increases in clearing and transaction fees	$141.8	$301.0
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

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2026	2025	Change	2026	2025	Change
Average Daily Volume by Product Line:
Interest rates	15,121	13,378	13%	16,085	14,611	10%
Equity indexes	7,714	6,278	23	8,325	7,297	14
Foreign exchange	988	834	19	1,055	1,024	3
Energy	2,665	2,295	16	3,096	2,754	12
Agricultural commodities	2,022	1,712	18	2,048	1,876	9
Metals	935	825	13	1,181	833	42
Aggregate average daily volume	29,445	25,322	16	31,790	28,395	12
Average Daily Volume by Venue:
CME Globex	27,473	23,418	17	29,635	26,377	12
Open outcry	872	989	(12)	978	955	2
Privately negotiated	1,100	915	20	1,177	1,063	11
Aggregate average daily volume	29,445	25,322	16	31,790	28,395	12
Electronic Volume as a Percentage of Total Volume	93%	93%		93%	93%
Overall market volatility remained high in 2026. Interest rate, equity and foreign exchange markets experienced persistent inflationary pressure which we believe resulted in the Federal Reserve raising interest rates for the first time in over three years. In addition, certain equity indices saw increased volatility as a result of skepticism surrounding Artificial Intelligence (AI) spending and its potential ripple effect on the global economy. Also, uncertainty remained high within the energy, agricultural commodities, and metals markets as the geopolitical conflict in the Middle East has continued to cause significant supply disruptions and led market participants to turn to precious metals as a result. We believe these factors contributed to an increase in volumes in the third quarter and first nine months of 2026 when compared with the same periods in 2025.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2026	2025	Change	2026	2025	Change
SOFR futures and options:
Futures expiring within two years	2,912	2,725	7%	3,300	3,001	10%
Options	1,277	1,560	(18)	1,496	1,456	3
Futures expiring beyond two years	900	962	(6)	1,117	1,111	1
U.S. Treasury futures and options:
10-Year	3,573	2,817	27	3,768	3,319	14
5-Year	2,206	1,900	16	2,281	2,124	7
2-Year	1,434	1,058	35	1,424	1,126	26
Treasury Bond	858	684	26	829	774	7
Ultra T-Note	808	662	22	823	750	10
Ultra T-Bond	520	416	25	504	438	15
Federal Funds futures and options	590	555	6	499	468	7
Interest rate contract volumes increased in the third quarter and first nine months of 2026 when compared with the same periods in 2025. This growth was primarily driven by persistent inflationary pressures, which prompted the Federal Reserve to implement its first interest rate hike in over three years. The resulting surge in Treasury yields to multi-year highs generated strong trading activity across our Treasury product suite. We believe these factors contributed to an increase in volumes in the third quarter and first nine months of 2026 when compared with the same periods in 2025.
Equity Index and Cryptocurrency Products
The following table summarizes average daily contract volume for our key equity index and cryptocurrency products. The figures below include Micro E-mini and E-nano contract volumes.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2026	2025	Change	2026	2025	Change
E-mini S&P 500 futures and options	3,635	3,454	5%	4,234	4,099	3%
E-mini Nasdaq 100 futures and options	3,261	1,888	73	3,086	2,293	35
E-mini Russell 2000 futures and options	279	272	2	342	300	14
E-mini Dow futures and options	203	176	16	257	228	12
Bitcoin futures and options	103	86	21	129	92	40
Ether futures and options	72	239	(70)	94	146	(35)
Equity index contract volumes increased in the third quarter and first nine months of 2026 when compared with the same periods in 2025. We believe these increases were due to market skepticism surrounding AI related spending which resulted in additional volumes within the Nasdaq-100 product suite. In addition, the continued geopolitical conflict in the Middle East has caused significant uncertainty throughout the equity markets as a whole and has led to the broader increase in volumes for our equity product suite.
Our cryptocurrency contract volumes decreased in the third quarter of 2026 when compared with the same period in 2025. We believe this decrease was attributed to higher volatility periods in 2025 which generated higher levels of activity compared to 2026.

Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2026	2025	Change	2026	2025	Change
Euro	231	223	4%	255	267	(5)%
Japanese Yen	234	156	50	210	192	9
Australian dollar	97	86	13	127	106	20
British Pound	97	93	4	112	110	2
Canadian dollar	87	66	32	90	96	(6)
Overall foreign exchange volumes increased in the third quarter and the first nine months of 2026 when compared with the same periods in 2025. We believe these increases were due to monetary policy interventions across major foreign currencies, specifically the Japanese Yen. In addition, despite relatively low foreign exchange volatility, continued adoption of CME foreign exchange products led to overall increases in foreign exchange contract volumes in the third quarter and first nine months of 2026, when compared with the same periods in 2025.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2026	2025	Change	2026	2025	Change
WTI crude oil	1,338	1,018	32%	1,618	1,251	29%
Natural gas	739	745	(1)	824	893	(8)
Refined products	373	358	4	410	406	1
Brent crude oil	197	151	30	227	180	26
Energy contract volumes increased in the third quarter and first nine months of 2026 when compared with the same periods in 2025, which we believe were due to higher overall volatility. The continued geopolitical conflict in the Middle East disrupted crucial supply chain routes and created higher uncertainty within the crude oil markets. We believe this contributed to higher energy volumes in the third quarter and first nine months of 2026 when compared with the same periods in 2025.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2026	2025	Change	2026	2025	Change
Corn	670	493	36%	644	583	11%
Soybean	360	347	4	376	373	1
Wheat	319	206	55	314	246	28
Overall commodity contract volumes increased in the third quarter and first nine months of 2026 when compared with the same periods in 2025. We believe these increases were due to the continued geopolitical conflict between Russia and Ukraine, which has caused significant disruptions within the wheat market supply routes. In addition, adverse weather conditions led to lower overall crop yields resulting in higher overall grain volumes. We believe these factors contributed to higher overall commodity volumes in the third quarter and first nine months of 2026 compared with the same periods in 2025.

Metals Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2026	2025	Change	2026	2025	Change
Gold	674	577	17%	799	571	40%
Silver	137	116	19	234	112	110
Copper	85	78	9	105	96	9
Overall metals contract volumes increased during the third quarter and first nine months of 2026, when compared to the same periods in 2025, driven primarily by heightened market volatility in early 2026. Precious metals volume growth was largely driven by ongoing geopolitical tensions across the globe, which drove market participants to the gold and silver markets. While precious metals prices have fallen as a result of rising bond yields, sustained volume growth has been supported by increased adoption of precious metals micro contracts among our retail client base. We believe these factors contributed to higher overall metals volumes in the third quarter and first nine months of 2026 when compared with the same periods in 2025.
Average Rate per Contract
The average rate per contract decreased in the third quarter and first nine months of 2026 when compared with the same periods in 2025. The decreases were largely due to increases in micro contract volumes, specifically within equities, energy and metals, which carry a lower overall rate per contract, as well as higher member trading as a percentage of total volume. The decrease was partially offset by a change in product mix. For the fist nine months of 2026, energy contract volume increased by 1 percentage point as a percent of total volume, while interest rate contract volume decreased by 1 percentage point. In general, energy contracts have a higher average rate per contract compared with other product lines. In addition, the overall decrease was partially offset by an increase in certain clearing and transaction fees which went into effect on April 1, 2026.
Cash Markets Business
Total clearing and transaction fees revenues in the third quarter and first nine months of 2026 include $74.0 million and $224.5 million, respectively, of transaction fees attributable to the cash markets business, compared with $69.8 million and $215.4 million, respectively, in the third quarter and first nine months of 2025. This revenue includes BrokerTec Americas LLC's fixed income volume and EBS's foreign exchange volume.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in millions)	2026	2025	Change	2026	2025	Change
BrokerTec fixed income transaction fees	$41.1	$39.3	5%	$121.4	$112.2	8%
EBS foreign exchange transaction fees	32.9	30.5	8	103.1	103.2	—
The related average daily notional value for the third quarter and first nine months of 2026 and 2025 were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in billions)	2026	2025	Change	2026	2025	Change
U.S. Repo	$396.0	$379.4	4%	$395.5	$358.3	10%
European Repo (in euros)	361.9	292.1	24	364.7	309.4	18
U.S. Treasury	96.4	83.8	15	98.5	103.0	(4)
Spot FX	66.7	56.6	18	70.1	67.0	5
Overall average daily notional values for the cash markets business were higher in the third quarter and first nine months of 2026 when compared with the same periods in 2025 due to higher overall volatility. We believe these increases were due to the continued geopolitical conflict in the Middle East, which caused significant macro-economic uncertainty throughout the global economy. In addition, global monetary policy shifts and uncertainty surrounding future policy decisions led to the overall increases in foreign exchange volumes in the third quarter and first nine months of 2026 when compared with the same periods in 2025.

Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One individual firm represented at least 10% of our clearing and transaction fees in the first nine months of 2026. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
Market data and information services. During the third quarter and first nine months of 2026, overall market data and information services revenues increased when compared with the same periods in 2025, largely due to higher usage of certain products, increased demand by new customer segments, and price increases for certain products.
The two largest resellers of our market data represented approximately 25% of our market data and information services revenue in the first nine months of 2026. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2026	2025	Change	2026	2025	Change
Compensation and benefits	$234.3	$237.6	(1)%	$690.8	$665.9	4%
Technology	80.9	71.4	13	240.8	208.0	16
Professional fees and outside services	31.1	36.7	(15)	88.4	102.6	(14)
Amortization of purchased intangibles	56.0	56.2	—	168.1	167.5	—
Depreciation and amortization	27.4	26.4	4	82.8	81.0	2
Licensing and other fee agreements	104.2	81.6	28	320.1	274.4	17
Other	62.0	55.1	13	174.4	162.6	7
Total Expenses	$595.9	$565.0	5	$1,765.4	$1,662.0	6
Operating expenses increased by $30.9 million and $103.4 million in the third quarter and first nine months of 2026 when compared with the same periods in 2025. The following table shows the estimated impacts of key factors resulting in the changes in operating expenses:

	Quarter Ended September 30, 2026		Nine Months Ended September 30,
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
License fees	$22.6	4%	$45.7	3%
Technology support services	7.1	1	28.3	2
Salaries, benefits and employer taxes	10.0	2	20.0	1
Rent expense	3.6	1	15.6	1
Marketing expenses	3.1	1	8.1	1
Non-qualified deferred compensation	(6.3)	(1)	(0.1)	—
Legal fees	(7.3)	(2)	(14.7)	(2)
Other expenses, net	(1.9)	(1)	0.5	—
Total increase	$30.9	5%	$103.4	6%

Increases in operating expenses in the third quarter and first nine months of 2026 when compared with the same periods in 2025 were as follows:
•License fees expenses were higher primarily due to higher volumes for certain equity products.
•The increases in technology support services expenses were primarily driven by increased third party services to support the ongoing Google Cloud transformation project.
•Salaries, benefits and employer taxes expenses were higher in the first nine months of 2026 as a result of salary increases that went into effect during the first quarter of 2026 as well as increases in headcount, which were primarily attributable to additional headcount in the company's international locations.
•Rent expenses were higher primarily due to gains recognized in the first nine months of 2025 due to a reduction in our leased office space and the commencement of the new data center lease in the second quarter of 2026.
•Marketing expense increased as a result of higher sponsorships, media campaigns and event costs in the first nine months of 2026.
Decreases in operating expenses in the third quarter and first nine months of 2026 when compared with the same periods in 2025 were as follows:
•Legal fees decreased primarily as a result of expenses incurred for the membership class action lawsuit litigation in the second and third quarter of 2025.
•A decrease in our non-qualified deferred compensation liability during the third quarter and nine months ended September 30, 2026, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to the changes in compensation and benefits expenses.
Non-Operating Income (Expense)

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2026	2025	Change	2026	2025	Change
Investment income	$1,418.1	$1,548.7	(8)%	$4,237.1	$3,959.8	7%
Interest and other borrowing costs	(43.5)	(44.0)	(1)	(130.7)	(129.7)	1
Equity in net earnings of unconsolidated subsidiaries	102.8	96.3	7	302.9	283.5	7
Other non-operating income (expense)	(1,264.0)	(1,396.6)	(10)	(3,774.1)	(3,571.4)	6
Total Non-Operating	$213.4	$204.4	4	$635.2	$542.2	17
Investment income. Earnings from cash performance bond and guaranty fund contributions that are reinvested decreased in the third quarter of 2026 when compared with the same period in 2025. This decrease was mainly due to a lower average rate of return despite higher overall reinvestment balances. In the third quarter 2026, earnings from cash performance bond and guaranty fund contributions were $1,391.7 million compared with $1,514.1 million in the third quarter of 2025.
Earnings from cash performance bond and guaranty fund contributions that are reinvested increased in the first nine months of 2026 when compared with the same period in 2025. This was mainly due to higher reinvestment balances despite a lower average rate of return on the reinvestment balances. In the first nine months of 2026, earnings from cash performance bond and guaranty fund contributions were $4,151.5 million compared with $3,875.3 million in first nine months of 2025. The increase was partially offset by higher net unrealized losses in the first nine months of 2026.
Equity in net earnings (losses) of unconsolidated subsidiaries. Higher income generated from our S&P Dow Jones Indices LLC business venture contributed to an increase in equity in net earnings (losses) of unconsolidated subsidiaries in the third quarter and first nine months of 2026 when compared with the same periods in 2025. This was partially offset by lower equity in net earnings (losses) of unconsolidated subsidiaries as a result of the sale of our OSTTRA joint venture which occurred in the fourth quarter of 2025.
Other non-operating income (expense). We recognized lower expense related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms during the third quarter of 2026 when compared with the same period in 2025. This decrease was due to lower interest income earned on our reinvestment balances as a result of a lower Federal Funds rate compared with the same period in 2025. In the third quarter of 2026, expense related to the distribution of interest earned on collateral reinvestments was $1,269.0 million compared with $1,399.2 million the third quarter of 2025.

We recognized higher expense related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms during the first nine months of 2026 when compared with the same period in 2025, mainly due to higher overall cash collateral balances. In the first nine months of 2026, expense related to the distribution of interest earned on collateral reinvestments was $3,783.9 million, compared with $3,578.5 million in the first nine months of 2025.
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2026	2025
Quarter ended September 30	23.5%	22.9%
Nine months ended September 30	22.9	23.0
The overall effective tax rate remained relatively consistent in the third quarter and first nine months of 2026 when compared with the same periods in 2025.

Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first nine months of 2026 when compared with the same period in 2025, which was largely due to an increase in trading volume and higher interest earned on reinvestment of collateral, net of distributions. Cash used in investing activities remained relatively consistent in the first nine months of 2026 when compared with the same period in 2025. Cash used in financing activities was higher during the first nine months of 2026 when compared with the same period in 2025 due to a decrease in cash performance bonds and guaranty fund contributions as well as an increase in share repurchases.
Debt Instruments. The following table summarizes our debt outstanding at September 30, 2026:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event a clearing firm fails to promptly discharge an obligation to the clearing house operated by CME, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms, or in other cases as provided by the CME rulebook. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets (pursuant to the CME rulebook) can be used to collateralize the facility. At September 30, 2026, guaranty fund contributions available to collateralize the facility totaled $10.2 billion. We have the option to increase the line from $7.0 billion to $10.0 billion with the consent of the agent and lenders providing the additional funds. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME's consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At September 30, 2026, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
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
At September 30, 2026, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At September 30, 2026, the letters of credit totaled $450.0 million. We also maintain a $350.0 million line of credit to meet any variation margin obligations, as well as an additional $250.0 million line of credit to meet any initial margin obligations under this agreement.
The following table summarizes our credit ratings at September 30, 2026:

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
Liquidity and Cash Management. Cash and cash equivalents, excluding restricted cash and restricted cash equivalents, totaled $2.2 billion and $4.4 billion at September 30, 2026 and December 31, 2025, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our corporate investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements and short-term bank deposits. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in cash performance bonds and guaranty fund contributions, other current assets or other assets in the consolidated balance sheets. Cash performance bonds and guarantee fund contribution assets are deemed to be restricted cash and restricted cash equivalents.
We maintain a share repurchase program under which we are authorized to repurchase up to $3.0 billion of our outstanding Class A common stock, par value $0.01 per share (the common stock), from time to time through open market transactions, block trades, privately negotiated purchase transactions or other purchase techniques and may include purchases effected pursuant to one or more trading plans established pursuant to Rule 10b5-1 under the Exchange Act. The timing of any repurchases and the number of shares repurchased under the share repurchase program are within our discretion and may be affected by various factors, including general market and economic conditions; the market price of the common stock; CME Group’s earnings, financial condition, capital requirements and levels of indebtedness; legal requirements; and other considerations. The share repurchase program has no expiration date, does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time. As of September 30, 2026, the maximum remaining value of shares to be repurchased was $1.0 billion.
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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 1 to July 31	1,135,664	(2)	$243.33	1,134,275	$1,228.4
August 1 to August 31	515,523	(3)	268.71	515,471	1,089.8
September 1 to September 30	478,803	(4)	274.66	397,488	980.6
Total	2,129,990	(5)		2,047,234
(1)CME Group maintains a share repurchase program under which CME Group is authorized to repurchase up to $3.0 billion of its outstanding Class A common stock, par value $0.01 per share (the common stock) as announced on December 5, 2024. The share repurchase program has no expiration date.
(2)Includes an aggregate of 1,389 shares of Class A common stock surrendered to satisfy employees' tax obligations upon the vesting of restricted stock.
(3)Includes an aggregate of 52 shares of Class A common stock surrendered to satisfy employee's tax obligations upon the vesting of restricted stock.
(4)Includes an aggregate of 81,315 shares of Class A common stock surrendered to satisfy employee's tax obligations upon the vesting of restricted stock.
(5)Shares purchased includes an aggregate of 82,756 shares of Class A common stock surrendered to satisfy employee tax obligations upon the vesting of restricted stock.

ITEM 5.	OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer of the company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b-5 trading arrangement" as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

3.1	Fourth Amended and Restated Certificate of Incorporation of CME Group Inc., as amended

3.2	Seventeenth Amended and Restated Bylaws of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on December 9, 2022).

3.3
Certificate of Elimination of Series G Non-Voting Convertible Preferred Stock of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2026).

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—Lynne Fitzpatrick

32.1	Section 906 Certification

101
The following materials from CME Group Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in Inline XBRL (Xtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

CME Group Inc. (Registrant)

Dated: October 23, 2026	By:	/s/ Lynne Fitzpatrick
Lynne Fitzpatrick Senior Managing Director, President and Chief Financial Officer Principal Financial Offer and Duly Authorized Officer